Form 10-Q
period 2011-06-30
TRANZYME INC
filed 2011-08-11
CIK 1274644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2011 was 24,558,845.

TRANZYME, INC.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information contained in Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our clinical programs and business and related financing, contains forward-looking statements that involve risks, uncertainties and assumptions. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future results and our actual results may differ materially from those anticipated or implied in these forward-looking statements as a result of important factors described in the cautionary statements included in this document, particularly those discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

“Tranzyme,” “Tranzyme Pharma” and MATCH™ are trademarks or servicemarks of Tranzyme, Inc. All other trademarks are property of their respective owners.

Unless the context otherwise indicates, references in this report to the terms “Tranzyme”, “the Company”, “we,” “our” and “us” refer to Tranzyme, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Tranzyme, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$59,608	$17,373
Accounts receivable, net	1,028	1,006
Investment tax credits receivable	356	348
Prepaid expenses and other assets	2,209	497
Total current assets	63,201	19,224
Investment tax credits receivable	278	—
Deferred offering costs	—	1,068
Furniture, fixtures and equipment, net	1,215	1,302
Total assets	$64,694	$21,594
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	3,133	806
Accrued liabilities	1,559	1,165
Current portion of deferred revenue	7,001	7,243
Current portion of notes payable	4,290	1,854
Total current liabilities	15,983	11,068
Warrant liability	—	271
Deferred revenue, less current portion	1,646	5,050
Notes payable, less current portion	8,635	10,951
Other long-term liabilities	192	193
Total liabilities	26,456	27,533
Stockholders’ deficit:
Series A convertible preferred stock, $.00001 par value; no shares authorized, issued or outstanding at June 30, 2011; 69,300,000 shares authorized and 51,038,570 shares issued and outstanding December 31, 2010; aggregate liquidation preference of $51,039 as of December 31, 2010	—	1
Series A-1 convertible preferred stock, $.00001 par value; no shares authorized, issued or outstanding at June 30, 2011; 17,500,000 shares authorized and 17,423,094 shares issued and outstanding at December 31, 2010	—	—
Series B convertible preferred stock, $.00001 par value; no shares authorized, issued or outstanding at June 30, 2011; 1,047,120 shares issued and outstanding at December 31, 2010; aggregate liquidation preference of $2,000 at December 31, 2010	—	—
Preferred Stock, $.00001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2011; no shares authorized, issued or outstanding at December 31, 2010	—	—
Class A common stock, $.00001 par value; no shares authorized, issued or outstanding at June 30, 2011; 81,000,000 shares authorized and 140,192 shares issued and outstanding at December 31, 2010	—	—
Class C common stock, $.00001 par value; no shares authorized, issued or outstanding at June 30, 2011; 26,442,262 authorized and 138,860 shares issued and outstanding at December 31, 2010	—	—
Common Stock, $.00001 par value; 100,000,000 shares authorized and 24,558,845 shares issued and outstanding at June 30, 2011; no shares authorized, issued or outstanding at December 31, 2010	—	—
Additional paid-in capital	131,087	79,150
Accumulated other comprehensive loss	(655)	(668)
Accumulated deficit	(92,194)	(84,422)
Total stockholders’ deficit	38,238	(5,939)
Total liabilities and stockholders’ deficit	$64,694	$21,594

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Licensing and royalty revenue	$1,874	$1,217	$3,771	$2,264
Research revenue	1,097	701	1,539	1,076
Total revenue	2,971	1,918	5,310	3,340
Operating expenses:
Research and development	5,681	2,384	10,182	5,330
General and administrative	1,285	997	2,256	1,844
Total operating expenses	6,966	3,381	12,438	7,174
Operating loss	(3,995)	(1,463)	(7,128)	(3,834)
Interest expense, net	(399)	(366)	(819)	(745)
Other income (expense), net	(13)	(92)	175	(51)
Net loss	$(4,407)	$(1,921)	$(7,772)	$(4,630)
Net loss per share—basic and diluted	$(0.19)	$(13.70)	$(0.67)	$(33.03)
Shares used to compute net loss per share—basic and diluted	23,217,146	140,192	11,610,927	140,192

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(7,772)	$(4,630)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	154	126
Recognition of deferred revenue	(3,646)	(2,172)
Share-based compensation expense	429	171
Non-cash interest expense	119	483
Fair value adjustment - warrant liability	(195)	—
Changes in operating assets and liabilities:
Accounts receivable and investment tax credits	(301)	(282)
Prepaid expenses and other assets	(1,836)	(141)
Accounts payable	2,320	(380)
Accrued liabilities	498	(432)
Deferred revenue	—	8,377
Net cash (used in) provided by operating activities	(10,230)	1,120

Investing activities:
Purchases of furniture, fixtures, and equipment	(37)	(751)
Net cash used in investing activities	(37)	(751)

Financing activities:
Principal payments on notes payable	—	(1,190)
Proceeds from issuance of preferred stock, net of issuance costs	—	1,596
Proceeds from issuance of common stock, net of underwriting discounts	53,382	—
Initial public offering costs	(882)	—
Net cash provided by financing activities	52,500	406
Effect of exchange rate changes on cash	2	365
Net increase in cash and cash equivalents	42,235	1,140
Cash and cash equivalents at beginning of period	17,373	14,373
Cash and cash equivalents at end of period	$59,608	$15,513
Non-cash Investing and Financing Activities:
Conversion of convertible preferred stock into common stock	1	—
Reclassification of warrant liability to additional paid-in capital	76	—
Deferred initial public offering costs incurred in 2010 and reclassified to equity	1,068	—

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Notes to Financial Statements

June 30, 2011

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Tranzyme, Inc. (Tranzyme) was incorporated in the State of Delaware on January 12, 1998. On December 17, 2003, Tranzyme entered into a business combination with Neokimia Inc., a Quebec, Canada-based chemistry company and changed the name to Tranzyme Pharma Inc. (Tranzyme Pharma).  Tranzyme Pharma is a wholly-owned subsidiary of Tranzyme, Inc. The Company, collectively Tranzyme and Tranzyme Pharma, operates in one segment.

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

Basis of Presentation

The consolidated financial statements include the accounts of Tranzyme and its subsidiary, Tranzyme Pharma. All significant intercompany balances and transactions have been eliminated. All amounts included in these notes to consolidated financial statements are reported in U.S. dollars, unless otherwise indicated.

The Company’s operations since inception have consisted primarily of organizing the Company, conducting research and development including clinical trials and securing financing. In December 2009, the Company entered into its first revenue-generating collaboration agreement consistent with the Company’s business objectives and emerged from the development stage. As of June 30, 2011, the Company has incurred losses since inception of $92.2 million. The Company expects to continue to incur losses and requires additional financial resources to advance its products to either commercial stage or liquidity events.

2. Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying balance sheet as of June 30, 2011, statements of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2010 contained in the final prospectus filed by the Company with the SEC on April 4, 2011 relating to the Company’s Registration Statement on Form S-1 (File No. 333-170749). The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The December 31, 2010 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2011 and 2010 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Initial Public Offering

On April 6, 2011, the Company completed its initial public offering of common stock (the “IPO”) pursuant to a Registration Statement that was declared effective on April 1, 2011. The Company sold 13,500,000 shares of its common stock, at a price of $4.00 per share for an aggregate gross proceeds of $54,000,000. The underwriters had 30 days to exercise their option to purchase up to an additional 1,481,250 shares at the initial public offering price per share pursuant to an over-allotment option granted to the underwriters.  The underwriters partially exercised their over-allotment option on April 29, 2011, and purchased an additional 850,000 shares of our common stock for aggregate gross proceeds of $3,400,000.

As a result of the IPO, the Company raised a total of $51.4 million in net proceeds after deducting underwriting discounts and commissions of $4.0 million and offering expenses of approximately $2.0 million. Costs directly associated with the Company’s IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital.

Upon the closing of the IPO, 18,395,156 shares of the Company’s common and preferred exchangeable shares of Tranzyme’s subsidiary, Tranzyme Pharma automatically exchanged into a total of 2,627,862 shares of the common stock of Tranzyme.  In addition, 52,085,690 shares of Tranzyme’s outstanding preferred stock automatically converted into a total of 7,440,791 share of its common stock.  In addition, the preferred stock warrant liability was reclassified to additional paid in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.

Investment Tax Credits Receivable

The Company participates in government assistance programs in Quebec, Canada that provide refundable investment tax credits for certain research and development expenditures. The receivable represents management’s estimate of amounts expected to be recovered and is subject to adjustment based upon audit by Canadian taxation authorities. The Company reported investment tax credits receivable using the flow-through method of $634,000 and $348,000 as of June 30, 2011 and December 31, 2010, respectively.

Deferred Offering Costs

Deferred public offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of the Company’s common stock. Costs related to the IPO activities were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds. Upon closing of the Company’s IPO, approximately $2.0 million of offering costs were recorded as a reduction of the proceeds received.

Warrant Liability

Certain warrants to purchase the Company’s capital stock have historically been classified as liabilities and are recorded at estimated fair value. At each reporting period, any change in fair value of the freestanding warrants is recorded as other (expense) income. As a result of the IPO, the preferred stock warrant liability was reclassified to additional paid in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.

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

Fair Value

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and warrant liability. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of such instruments. The carrying amounts of borrowings under the Company’s debt facilities approximate their fair values as of June 30, 2011 and as of December 31, 2010, based on the determination that the stated rates on such debt are consistent with current interest rates for similar borrowing arrangements available to the Company. The carrying amounts of warrant liabilities are revalued and adjusted using the Black-Scholes valuation model at the end of each reporting period to reflect their fair values.

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

As of December 31, 2010, the Company measured its warrant liability using significant unobservable prices that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of $271,000.   Upon the completion of the Company’s IPO, the liability was reclassified to stockholders’ equity at its then fair value of $76,000, as the warrants to purchase preferred stock converted into warrants to purchase common stock.

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

3. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of the Company’s Common stock outstanding for the period, without consideration for common stock equivalents.  The Company’s Class C Common stock is excluded from the calculated net loss per share because it is a non-participating security and has no liquidation rights upon liquidation or dissolution of the Company.  Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. Under the treasury-stock method earnings per share data is computed as if the common share equivalents were outstanding at the beginning of the period (or at the time of issuance, if later) and as if the funds obtained from exercise of the common stock equivalents were used to purchase common stock at the average market price during the period. If there is little or no market for the common stock, a reasonable estimate of fair value shall be used. For purposes of this calculation, preferred stock, stock options and warrants to purchase capital stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The computation of unaudited pro forma basic and diluted net loss per share calculations assume the conversion of all outstanding shares of preferred stock into shares of common stock using the as-if-converted method as if such conversion occurred as of the beginning of each period presented or as of the original issuance date, if later.

The following table sets forth the computation of basic and diluted net loss per share in thousands, except share and per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Historical
Numerator:
Net loss	$(4,407)	$(1,921)	$(7,772)	$(4,630)
Denominator:
Weighted average common shares outstanding	23,217,146	140,192	11,610,937	140,192
Net loss per share—basic and diluted	$(0.19)	$(13.70)	$(0.67)	$(33.03)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Series A Convertible Preferred stock	400,589	5,307,777	3,826,862	5,307,777
Series B Convertible Preferred stock	8,129	16,438	78,513	8,264
Convertible Debt	—	2,304,745	—	2,289,334
Common Exchangeable shares	7,625	138,860	72,877	138,860
Preferred Exchangeable shares	136,747	2,120,767	1,306,376	2,120,767
Common stock options	1,678,522	750,431	1,218,258	750,815
Capital stock warrants	67,462	28,570	67,462	28,570

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

In conjunction with the collaboration agreement, Norgine purchased 1,047,120 shares of the Company’s Series B Convertible Preferred stock at $1.91 per share, for total cash proceeds of $2.0 million, net of issuance costs of $28,000 constituting a first closing (Initial Closing) of Series B Convertible Preferred stock. The agreement also obligates Norgine to purchase an additional $1.0 million of equity securities at a subsequent closing (Second Closing) upon the occurrence of a development milestone as specified in the agreement. The shares of the Company’s Series B Convertible Stock held by Norgine converted into 149,588 shares of common stock upon closing of the IPO.

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

The Company recognized $823,000 and $1.6 million of the upfront fee as licensing revenue including the amortization of stock premium, for the three and six month periods ended June 30, 2011, respectively. The Company recognized $172,000 of the upfront fee for the three and six month periods ended June 30, 2010.  No amortization of stock premium was recognized for the three or six month periods ended June 30, 2010.

The agreement provides for a co-managed product development campaign, and contains cost-sharing provisions whereby the companies will share certain costs related to manufacturing and development performed by third parties including reimbursement from Norgine for certain raw material costs incurred prior to the effective date of the agreement. These raw material costs will be reimbursable when used in the manufacturing of clinical trial materials for the core development program. Costs for development services provided under the agreement are expensed as incurred. The Company recognized $267,000 and $1.5 million as a reduction in research and development expenses as a result of reimbursement for cost-sharing activities under this agreement for the three and six month period ended June 30, 2011, respectively.

Bristol-Myers Squibb Company

In December 2009, the Company entered into a two-year collaboration agreement with Bristol-Myers Squibb Company (BMS) to discover, develop and commercialize novel macrocyclic compounds, other than the Company’s product candidates and internal programs, directed against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS is funding the Company’s lead discovery efforts on these targets and is also primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all products arising from the collaboration and for their commercialization globally. In connection with the agreement, the Company received an upfront license fee of $10.0 million. The upfront licensing fee was deferred and is being amortized on a straight-line basis over a period of 30 months, which represents the estimated period of time over which the Company’s involvement in the collaboration is a substantive performance obligation or deliverable. At June 30, 2011 the company reassessed the period of time over which the Company involvement in the collaboration represents a substantive performance obligation or deliverable for potential changes to the amortization period.

The agreement also provided for up to $1.5 million in year one and $2.5 million in year two in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. Revenue for development services provided under the agreement is recognized as earned where the Company acts as principal in the transaction. The research program term expires upon the second anniversary in December of 2011, and may be extended by BMS for a one-year period with ninety-day notice to the Company and may be further extended by mutual agreement.

The Company revenue for the BMS collaboration for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Licensing revenue	$1,000	$1,000	$2,000	$2,000
Research revenue	1,097	701	1,538	1,076
Total	$2,097	$1,701	$3,538	$3,076

Open Biosystems, Inc.

In October 2005, the Company entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain intellectual property unrelated to the Company’s product candidates and Macrocyclic Template Chemistry (MATCH) drug discovery technology, as specified in the agreement. The Company earns royalties on annual net sales at rates that vary by licensed product category as defined in the agreement or, through 2010, minimum annual royalties, if greater than earned royalties, until the expiration date of the last-to-expire licensed patent or twelve years, whichever occurs last. Royalty revenue recognized from the licensing agreement was $52,000 and $116,000 for the three and six month period ended June 30, 2011, respectively.  Royalty revenue recognized from the licensing agreement was $45,000 and $92,000 for the three and six month period ended June 30, 2010, respectively.

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

In connection with the 2008 Notes, the Company issued to the two lenders warrants to purchase shares of preferred stock with an aggregate purchase price of $200,000. The warrants were exercisable for Series A Convertible Preferred stock at a price per share of $1.00. The warrants were recorded as a debt discount at estimated fair value of $87,000, which was being amortized as a component of interest expense over the remaining life of the loan. The warrants are exercisable for seven years from the date of issuance and expire on December 3, 2015. The warrants include an automatic conversion feature upon expiration.  Upon closing of the IPO, the warrants became exercisable for shares of our common stock at a price per share of $7.00.

The Company recorded total interest expense related to the 2008 Notes of $156,000, $329,000 during the three and six month period ended June 30, 2010, respectively.  No interest expense related to the 2008 Notes was recorded during the three or six month period ended June 30, 2011.

2010 Notes Payable

On September 30, 2010, the Company entered into a loan and security agreement with two lenders for a total commitment $13.0 million. On October 1, 2010, the parties executed the related note agreements (2010 Notes) and the Company repaid the outstanding principal and interest of $3.4 million on the 2008 Notes. The 2010 Notes bear interest at 10.75% per annum and mature on January 1, 2014. The 2010 Notes are payable initially in nine installments of interest only followed by thirty installments of principal plus interest. In connection with the 2010 loan and security agreement, the Company issued warrants to purchase an aggregate of $520,000 in stock of the Company, which were contingently exercisable for a class and series of shares and exercise price as determined by future events as specified in the agreement.  The warrants are now exercisable for shares of our common stock. The Company determined the fair value of the warrants to be $254,000 (see Note 7) and recorded the warrant as a liability with a related debt discount to be amortized as interest expense over the term of the 2010 Notes. The Company recognized $410,000 and $821,000 in interest expense for the three and six month periods ended June 30, 2011 including $19,000 and $39,000 from the amortization of the warrants. No interest expense related to the 2010 Notes was recorded during the three or six month period ended June 30, 2010.

6.  Other Comprehensive Loss

Accumulated comprehensive income (loss) consists of the following components for the periods indicated (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(4,407)	$(1,921)	$(7,772)	$(4,630)
Foreign currency translation adjustment	(22)	36	13	382
Total comprehensive loss	$(4,429)	$(1,885)	$(7,759)	$(4,248)

7. Equity Transactions

Warrant Liability

In connection with the 2010 loan and security agreement (see Note 5), the Company issued warrants to purchase an aggregate of $520,000 in capital stock of the Company, which were contingently exercisable for a class and series of shares as determined by future events as specified in the agreement. The 2010 warrants expire on April 6, 2016 and are now exercisable for shares of our common stock.

The warrants were valued under the level 3 hierarchy in accordance with ASC 820 as there are significant unobservable inputs. The fair value of the warrants was determined using a probability weighted valuation model. Values were determined for the warrants based on assumptions for each liquidity scenario using a Black-Scholes pricing model and other methods. These values were discounted back to October 1, 2010 (the issuance date) while applying estimated probabilities to each scenario and associated value on a weighted average basis. These scenarios included a potential initial public offering or potential acquisition at different times throughout 2011 and 2012. Accordingly, the Company determined the initial fair value of the warrants to be $254,000, which was recorded as a convertible preferred stock warrant liability and related debt discount. Upon the completion of the Company’s IPO, the liability was reclassified to stockholders’ equity at its then fair value of $76,000.

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

On March 3, 2011 the Company’s Board of Directors adopted, and shareholders subsequently approved, the 2011 Stock Option Plan, (the “2011 Plan”) which authorized the issuance of up to 2,627,945 shares of common stock under the plan. The plan became effective on April 1, 2011.  As of April 1, 2011, no further shares will be issued under the 2001, 2003 or 2004 Plans.  To the extent outstanding awards under the 2001, 2003 or 2004 Plans are cancelled, forfeited or otherwise terminated without being exercised the number of shares underlying such awards will be available for grant under the 2011 Plan. The following summarizes shares outstanding, exercisable and available for grant under the plan at June 30, 2011:

	Shares Outstanding	Shares Exercisable	Weighted Average Exercise Price of Shares Outstanding
2001 Stock Option Plans	8,272	8,272	$11.34
2003 Equity Incentive Plan	691,789	633,350	3.35
2004 Stock Option Plan	51,399	49,657	5.95
2011 Stock Option Plan	1,173,030	35,000	4.01
Total Shares outstanding	1,924,490	726,279	$3.86
Total Shares authorized – 2011 Stock Option Plan	2,627,945
Total Shares available for grant	703,455

On April 19, 2011 and June 9, 2011 the Company’s Board of directors authorized the issuance of 1,148,030 and 25,000 shares of common stock options from the 2011 Plan to employees and directors of the company at an exercise price of $4.00 and $4.57 per share, respectively. The exercise price of stock options was equal to the market price of the underlying common stock on the grant date. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards granted for the six months ended June 30, 2011 are shown in the table below. No awards were granted for the six months ended June 30, 2010.

Expected volatility	77.47%
Expected dividends	0%
Expected life	5.50 to 6.25
Risk-free interest rate	2.65%

The Company determined the options’ life based upon the use of the simplified method.  As a newly public company, sufficient history to estimate the volatility and dividend yield of our common stock is not available.  The Company uses a pool of comparable companies as a basis for the expected volatility assumption and dividend yield.  The Company intends to continue to consistently apply this process using the comparable companies until sufficient amount of historical information becomes available. The risk free interest rate is based upon the yield of an applicable Treasury instrument. The weighted average fair value of options issued for the six months ended June 30, 2011 was $2.77.

The aggregate intrinsic value of options outstanding as of June 30, 2011 represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The aggregate intrinsic value of options exercisable and options outstanding as of June 30, 2011 was $848,000 and $1,065,000, respectively.

The Company recognized non-cash share-based compensation expense to employees in its research and development and selling, general and administrative functions as follows:

	Three Months Ending June 30,		Six Months Ending June 30,
	2011	2010	2011	2010

Research and development	$56,000	$31,000	$81,000	$64,000
General and administrative	313,000	53,000	348,000	107,000
	$369,000	$84,000	$429,000	$171,000

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

We have devoted substantially all of our resources to our drug discovery efforts which consist of research and development activities, clinical trials for our product candidates, the general and administrative support of these operations and intellectual property protection and maintenance. To date, we have funded our operations principally through private placements of our common stock, preferred stock and convertible debt; bank and other lender financings; and through payments received under collaborative licensing arrangements with Norgine B.V., or Norgine, and Bristol-Myers Squibb Company, or BMS, raising an aggregate of approximately $116.0 million. In April 2011, we completed an intial public offering (IPO) of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-170749) raising an aggregate of $51.4 million in net proceeds.

We have incurred significant losses since our inception. As of June 30, 2011, our accumulated deficit was approximately $92.2 million. We expect to incur significant operating losses over the next several years as we complete the development of, and seek regulatory approval for, our product candidates and develop other product candidates.

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

The agreement contains potential development, regulatory and commercial milestone payments that, if achieved, could provide us with additional cash payments of up to $32.0 million, including the purchase of $1.0 million of additional shares of our capital stock. Upon the achievement of certain milestones, we will issue shares of our common stock at a price per share equal to $1.0 million divided by 110% of the average of the closing bid price of our common stock over the 30-day period ending six days prior to the issuance of these additional shares. In addition, we may receive sales milestone payments of up to approximately $120.0 million and tiered royalties as a percentage of net sales beginning in the low teens escalating up several tiers to the high twenties on sales of any successfully commercialized products within the licensed territory. These tiers are sales-based milestones. The $8.0 million nonrefundable up-front payment is being deferred and recognized on a straight-line basis over 31 months, the estimated period of time of the core development phase of the collaboration. As of June 30, 2011, we have not received any milestone or royalty payments.

Under the agreement, Norgine will share the cost of our Phase 3 clinical trials and the cost of procuring clinical manufacturing supply for the trials. Each party is solely responsible for managing and covering the cost of regulatory filings in its own territories. In addition, each party is solely responsible for the cost of any special studies required for regulatory approval specific to its own territory. Costs for development services provided under the agreement are expensed as incurred. Reimbursement of expenses under this agreement will be offset against costs as incurred.  We have recognized $1.9 million as a reduction in research and development expenses as a result of reimbursement for cost-sharing activities under this agreement including $267,000 and $1.5 million for the three and six month periods ended June 30, 2011, respectively.

Bristol-Myers Squibb Company.  In December 2009, we entered into a collaboration agreement with BMS to discover, develop and commercialize additional novel compounds discovered using our MATCH technology platform, other than our product candidates and internal programs, against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS is funding our early lead discovery efforts on these targets and is also primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all product candidates arising from the collaboration and, if successful products are developed, for their commercialization globally. As part of the agreement, we received a $10.0 million nonrefundable upfront license fee, and we may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, we would receive single-digit percentage royalties and sales milestone payments on sales of successful products. The $10.0 million nonrefundable upfront license fee is being deferred and recognized on a straight-line basis over thirty months, the estimated initial research and collaboration period of the agreement. As of June 30, 2011, we have not received any milestone or royalty payments, and we are not certain when we will be eligible for such payments in the future.

The agreement with BMS provides for reimbursement of costs of up to $1.5 million in year one and $2.5 million in year two, payable in quarterly installments, to support collaboration related personnel expenses, laboratory supplies and equipment, with additional funding available for certain other research program expenses. The collaboration agreement may be extended by BMS for a one-year period with ninety day notice to us and may be further extended by mutual agreement. As of June 30, 2011, we have recognized $4.1 million of revenue for reimbursement of research costs under this agreement including $1.1 million and $1.5 million, for the three and six month periods ended June 30, 2011, respectively.  Revenue for the three and six month period ended June 30, 2010 was $701,000 and $1.1 million, respectively.

Open Biosystems, Inc.  In October 2005, we entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain of our intellectual property unrelated to our product candidates and MATCH drug discovery technology. The agreement provides for royalty revenue on annual net sales at rates ranging from mid-single digits to 20 percent based on sales by licensed product category or, through 2010, minimum annual royalties if greater than earned, until the expiration date of the last-to-expire licensed patent or 12 years, whichever occurs last. We have recognized $1.5 million of royalty revenue from this agreement through June 30, 2011, including $116,000 for the six month period ended June 30, 2011.

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

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ending June 30,		Six Months Ending June 30,
	2011	2010	2011	2010
ulimorelin	$2,467	$51	$4,797	$151
TZP-102	1,196	889	1,783	2,276
Other research and development expenses	2,018	1,444	3,602	2,903
	$5,681	$2,384	$10,182	$5,330

We expect our research and development expenses to increase as we advance into later-stage development of our product candidates. We expect to fund our research and development expenses from our current cash and cash equivalents frommilestones and cost-sharing reimbursement payments received from collaboration agreements, if any, and potentially, additional financing transactions or collaboration arrangements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenues

The following table summarizes our revenues for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Licensing and royalties	$1,874	$1,217	$657	54%
Research revenue	1,097	701	396	56%
Total	$2,971	$1,918	$1,053	55%

The increase in licensing revenues for the three months ended June 30, 2011, was primarily due to the amortization of deferred revenue from the upfront licensing fee received from our collaboration agreement with Norgine, which totaled $823,000 for the three month period ended June 30, 2011, as compared to $172,000 for the three month period ended June 30, 2010.  The increase in research revenue was primarily due to an increase in FTE support for our collaboration agreement with BMS.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Research and development expenses	$5,681	$2,384	$3,297	138%

The increase in research and development costs during the three months ended June 30, 2011, was primarily due to expenses incurred for our Phase 3 clinical trials for ulimorelin and our Phase 2b clinical trial for TZP-102. Costs related to ulimorelin activities resulted in an increase in clinical trial expenses of approximately $2.4 million, including costs associated with the conduct of the trial and manufacturing of clinical trial supplies.  Costs related to TZP-102 activities resulted in an increase in clinical trial expenses of approximately $306,000, including costs associated with start-up activities related to the trial.  Other research and development costs increased $574,000 including personnel costs and other infrastructure expenses related to our discovery activities under the BMS agreement.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
General and administrative	$1,285	$997	$288	29%

The increase in general and administrative expenses was due primarily to an increase in personnel related expenses including non-cash compensation for stock options issued during the three-month period ended June 30, 2011, and an increase in expenses related to our corporate governance activities including director and officer insurance and fees.

Other Income, (Expense) Net

The following table summarizes our other income (expense) for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Interest expense, net	$(399)	$(366)	$33	9%
Other expense	(13)	(92)	(79)	(86)%
Total	$(412)	$(458)	$(46)	(10)%

The increase in interest expense, net for the period was primarily due to an increase in interest expense for our notes payable.  The increase in other expense for the period was primarily due to a reduction in losses for foreign currency transactions incurred in Canada.

Comparison of the Six Months Ended June 30, 2011 and 2010

Revenues

The following table summarizes our revenues for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Six Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Licensing and royalties	$3,771	$2,264	$1,507	67%
Research revenue	1,539	1,076	463	43%
Total	$5,310	$3,340	$1,970	59%

The increase in licensing revenues increased for the six months ended June 30, 2011 was primarily due to the amortization of deferred revenue from the upfront licensing fee received from our collaboration agreement with Norgine, which totaled $1.6 million for the six month period ended June 30, 2011 as compared to $172,000 for the six months ended June 30, 2010. The increase in research revenue was primarily due to an increase in reimbursable expenses for personnel costs (FTE’s) incurred in support of our collaboration with BMS.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Six Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Research and development expenses	$10,182	$5,330	$4,852	91%

During the six months ended June 30, 2011, our research and development costs related primarily to the initiation of our Phase 3 clinical trials for ulimorelin for which the first patients were dosed in February of 2011. Costs related to these ulimorelin activities resulted in an increase in clinical trial expenses of approximately $4.6 million, including costs associated with the conduct of the trial and manufacturing of clinical trial supplies.  Other research and development costs increased approximately $700,000 including personnel costs and other infrastructure expenses related to our development activities under the BMS agreement.  This increase was offset by a decrease of approximately $500,000 in Phase 2 clinical trial costs for TZP-102 which completed enrollment in April 2010.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Six Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
General and administrative	$2,256	$1,844	$412	22%

The increase in general and administrative expenses was due primarily to an increase in personnel related expenses including non-cash compensation for stock options issued during the six-month period ended June 30, 2011 and an increase in expenses related to our corporate governance activities including director and officer insurance and fees.

Other Income, (Expense) Net

The following table summarizes our other income (expense) for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Six Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Interest expense	$(819)	$(745)	$74	10%
Other income (expense)	175	(51)	(226)	(443)%
Total	$(644)	$(796)	$(152)	(19)%

The increase in interest expense, net for the period was primarily due to an increase in interest expense for our notes payable.  The increase in other income for the period was primarily due to a $195,000 decrease in the fair value of our warrant liability which was recognized as other income for the six-month period ended June 30, 2011.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses since our inception and we anticipate that we will continue to incur losses for at least the next several years.  Historically, we have financed our operations primarily through private placements of common stock and convertible preferred stock, issuance of convertible promissory notes to our shareholders, upfront payments from strategic partnerships, bank and other lender financing and development grants from governmental authorities.  As of June 30, 2011, we had $59.6 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of June 30, 2011 our cash and cash equivalents funds are invested in money market funds which are currently providing only a minimal return.

On April 6, 2011, we completed an initial public offering of our common stock pursuant to a Registration Statement that was declared effective on April 1, 2011.  We sold 13,500,000 shares of our common stock, at a price to the public of $4.00 per share. The underwriters had 30 days to exercise their option to purchase up to an additional 1,481,250 shares at the initial public offering price per share pursuant to an over-allotment option granted to the underwriters.  On April 29, 2011, the underwriters partially exercised their over-allotment option and purchased an additional 850,000 shares of our common stock for an aggregate gross proceeds of $3,400,000.

We raised approximately $51.4 million in net proceeds from the IPO after deducting underwriting discounts and commissions of $4.0 million and offering expenses of approximately $2.0 million after giving effect to the partial exercise of the underwriters’ over-allotment option.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2011	2010
Cash Flow from Continuing Operations:
Net cash (used in) provided by operating activities	$(10,230)	$1,120
Net cash used in investing activities	(37)	(751)
Net cash provided by financing activities	52,500	406
Effect of exchange rate changes on cash	2	365
Net increase in cash and cash equivalents	$42,235	$1,140

During the and six months ended June 30, 2011 our operating activities used cash of $10.2 million, respectively, primarily due to our net losses and changes in working capital,  partially offset by non-cash charges including depreciation expense, share-based compensation expense and the amortization of deferred revenue from our licensing agreements. The increase in cash used in operations during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was primarily due to Phase 3 clinical trial activities for ulimorelin and Phase 2b clinical trial activities for TZP-102.  Cash provided by operations for the six months ended June 30, 2010 included an $8.0 million upfront payment from Norgine.

During the six months ended June 30, 2011 and 2010, our investing activities used cash to purchase laboratory and other equipment to support our research and development activities. During the six months ended June 30, 2011, financing activities provided cash of $52.5 million which was primarily related to proceeds received from our initial public offering, net of underwriting discounts and offering expenses. Cash provided during the six months ended June 30, 2010 was primarily related to proceeds received for the issuance of preferred stock to Norgine offset by principal payments on our notes payable.

Credit Facilities

On September 30, 2010, we entered into a term loan and security agreement with Oxford Finance Corporation and Compass Horizon Funding Company for $13.0 million. The loan bears interest at an annual interest rate of 10.75% and is secured by our assets, excluding our intellectual property. The loan matures on January 1, 2014 and requires interest only payments for the first nine months and principal and interest payments for the following 30 months. Principal payments on the loan begin in August of 2011. Upon payment of the final monthly installment of the loan, or the remaining balance in the case of a prepayment, we will pay an end-of-term fee of approximately $520,000. In addition, in the event of prepayment we will pay a prepayment fee ranging from 6% to 1%, based on time to maturity, of the principal amount of the loan at the time of repayment.  As of June 30, 2011, $13.0 million of principal remains outstanding on the loan.

The loan and security agreement also contains certain covenants, including limitations on our ability to transfer assets, engage in any change of control transaction, incur additional indebtedness, pay dividends, make investments and engage in transactions with affiliates. Upon an event of default, the lenders may declare the unpaid principal amount of all outstanding loans and interest accrued under the loan and security agreement to be immediately due and payable, and exercise their security interests and other rights under the credit agreement.  As of June 30, 2011, we were in compliance with the covenants under our loan and security agreement.

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

Net proceeds received in the offering were approximately $51.4 million, after underwriting fees and estimated offering expenses of approximately $6.0 million.  Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs were recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in capital.

We believe that our existing cash and cash equivalents, together with the net proceeds received from our IPO, will be sufficient to fund our anticipated operating requirements into the third quarter of 2013. We have based this estimate on assumptions that may prove to be wrong resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, including our ability to enter into collaborations with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

•                       the scope, progress and results of our clinical trials for ulimorelin and TZP-102;

•                       the costs and timing involved in obtaining regulatory approvals for our product candidates;

•                       the market acceptance of our product candidates, if approved, and related success in commercializing and generating sales from our product candidates if approved by the regulatory authorities;

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

Market Risk

Our cash and cash equivalents as of June 30, 2011 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

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

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier-stage development. Our Phase 2 clinical trial of ulimorelin for the management of POI showed statistically significant results against clinically meaningful endpoints; however, we do not have the same primary endpoints in our Phase 3 clinical trials. In our Phase 2 trial, the primary endpoint was time to recovery of gastrointestinal, or GI, function based on first bowel movement, or BM, but the primary endpoint for our Phase 3 trials is GI2, which is the later of time to BM and tolerance of solid food. Although we observed statistically significant improvement in GI2 in our Phase 2 trial, we cannot assure you that our Phase 3 trials will achieve positive results. A number of factors could contribute to a lack of favorable safety and efficacy results in our Phase 3 trials. For example:

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

We have completed three Phase 2 trials for ulimorelin: two in patients with diabetic gastroparesis and one in patients undergoing partial bowel resection. We have begun dosing in two Phase 3 trials in patients undergoing partial bowel resection. We have completed a Phase 2, double-blind, placebo-controlled trial in 92 subjects which evaluated TZP-102 in diabetic patients with gastroparesis over a 28-day period. We are currently planning to initiate a Phase 2b trial in diabetic gastroparesis patients in 2011. We cannot guarantee that our future trials will be successful or that regulators will agree with our assessment of the preclinical studies and clinical trials we have conducted to date. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or preclinical or other studies. In addition, varying interpretation of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

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

If any of our current strategic partners fails to perform its obligations or terminates or fails to renew its agreement with us, the development and commercialization of the product candidates under such agreement could be delayed or terminated and our business could be substantially harmed.

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

We have incurred significant operating losses since we were founded in 1998 and expect to incur significant losses for the next several years as we conduct our Phase 3 trials for ulimorelin and Phase 2b trial for TZP-102. As of June 30, 2011, we had an accumulated deficit of $92.2 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

•                  variations in the level of expenses related to our development programs;

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

Immediately following the closing of our initial public offering, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 39.8% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

After the lock-up agreements pertaining to our initial public offering expire and based on shares outstanding as of June 30, 2011, an additional 10,208,845 shares will be eligible for sale in the public market, subject to any applicable volume limitations under federal securities laws. In addition, as of June 30, 2011, we had outstanding exercisable options and warrants to purchase 793,741 shares of common stock that, if exercised, will result in these additional shares becoming available for sale upon expiration of the lock-up agreements, subject in some cases to volume limitations.  Shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans will also become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, 180 days after the completion of our initial public offering, holders of approximately 10,232,336 shares of our common stock will have the right to require us to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Item 5.    Other Information

On June 28, 2011, the Company exercised its one year renewal option available under its lease facility for operations from the University of Sherbrooke in Quebec, Canada. The terms of the renewal period are the same as the prior period. The lease as renewed expires on September 30, 2012.

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

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Definitions Linkbase Document

*Filed herewith

+Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANZYME, INC.

(Registrant)

Date: August 11, 2011	By:	/s/ Vipin K. Garg, Ph.D.
Vipin K. Garg, Ph.D.
President Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2011	By:	/s/ Richard I. Eisenstadt
Richard I. Eisenstadt, VP, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)