Form 10-Q
period 2011-09-30
TRANZYME INC
filed 2011-11-10
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-35119
___________________________________________________________

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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2011 was 24,558,845.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
Tranzyme, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$49,706	$17,373
Accounts receivable, net	1,503	1,006
Investment tax credits receivable	337	348
Prepaid expenses and other assets	1,830	497
Total current assets	53,376	19,224
Investment tax credits receivable	369	—
Deferred offering costs	—	1,068
Furniture, fixtures and equipment, net	1,142	1,302
Total assets	$54,887	$21,594
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	2,309	806
Accrued liabilities	1,331	1,165
Current portion of deferred revenue	5,574	7,243
Current portion of notes payable	4,646	1,854
Total current liabilities	13,860	11,068
Warrant liability	—	271
Deferred revenue, less current portion	1,394	5,050
Notes payable, less current portion	7,427	10,951
Other long-term liabilities	158	193
Total liabilities	22,839	27,533
Stockholders’ deficit:
Series A convertible preferred stock, $.00001 par value; no shares authorized, issued or outstanding at September 30, 2011; 69,300,000 shares authorized and 51,038,570 shares issued and outstanding December 31, 2010; aggregate liquidation preference of $51,039 as of December 31, 2010	—	1
Series A-1 convertible preferred stock, $.00001 par value; no shares authorized, issued or outstanding at September 30, 2011; 17,500,000 shares authorized and 17,423,094 shares issued and outstanding at December 31, 2010	—	—
Series B convertible preferred stock, $.00001 par value; no shares authorized, issued or outstanding at September 30, 2011; 1,047,120 shares issued and outstanding at December 31, 2010; aggregate liquidation preference of $2,000 at December 31, 2010	—	—
Preferred Stock, $.00001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2011; no shares authorized, issued or outstanding at December 31, 2010	—	—
Class A common stock, $.00001 par value; no shares authorized, issued or outstanding at September 30, 2011; 81,000,000 shares authorized and 140,192 shares issued and outstanding at December 31, 2010	—	—
Class C common stock, $.00001 par value; no shares authorized, issued or outstanding at September 30, 2011; 26,442,262 authorized and 138,860 shares issued and outstanding at December 31, 2010	—	—
Common Stock, $.00001 par value; 100,000,000 shares authorized and 24,558,845 shares issued and outstanding at September 30, 2011; no shares authorized, issued or outstanding at December 31, 2010	—	—
Additional paid-in capital	131,353	79,150
Accumulated other comprehensive loss	(697)	(668)
Accumulated deficit	(98,608)	(84,422)
Total stockholders’ equity (deficit)	32,048	(5,939)
Total liabilities and stockholders’ equity	$54,887	$21,594

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Licensing and royalty revenue	$1,740	$1,893	$5,511	$4,157
Research revenue	906	375	2,445	1,451
Total revenue	2,646	2,268	7,956	5,608
Operating expenses:
Research and development	6,975	2,374	17,157	7,704
General and administrative	1,659	1,019	3,915	2,863
Total operating expenses	8,634	3,393	21,072	10,567
Operating loss	(5,988)	(1,125)	(13,116)	(4,959)
Interest expense, net	(393)	(350)	(1,212)	(1,095)
Other income (expense), net	(33)	(53)	142	(104)
Net loss	$(6,414)	$(1,528)	$(14,186)	$(6,158)
Net loss per share—basic and diluted	$(0.26)	$(10.90)	$(0.89)	$(43.93)
Shares used to compute net loss per share—basic and diluted	24,558,845	140,192	15,974,316	140,192

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(14,186)	$(6,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	220	205
Recognition of deferred revenue	(5,326)	(3,983)
Share-based compensation expense	739	241
Non-cash interest expense	179	727
Fair value adjustment - warrant liability	(195)	—
Changes in operating assets and liabilities:
Accounts receivable and investment tax credits	(858)	(350)
Prepaid expenses and other assets	(1,477)	42
Accounts payable	1,504	(117)
Accrued liabilities	283	(912)
Deferred revenue	—	8,377
Net cash used in operating activities	(19,117)	(1,928)

Investing activities:
Purchases of furniture, fixtures, and equipment	(84)	(818)
Net cash used in investing activities	(84)	(818)

Financing activities:
Principal payments on notes payable	(911)	(1,811)
Initial public offering costs	(927)	(192)
Proceeds from issuance of preferred stock, net of issuance costs	—	1,595
Proceeds from issuance of common stock, net of underwriting discounts	53,382	—
Net cash provided by (used in) financing activities	51,544	(408)
Effect of exchange rate changes on cash	(10)	438
Net increase (decrease) in cash and cash equivalents	32,333	(2,716)
Cash and cash equivalents at beginning of period	17,373	14,373
Cash and cash equivalents at end of period	$49,706	$11,657
Non-cash Investing and Financing Activities:
Conversion of convertible preferred stock into common stock	$1	$—
Reclassification of warrant liability to additional paid-in capital	$76	$—
Deferred initial public offering costs incurred in 2010 and reclassified to equity	$1,068	$—

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Notes to Financial Statements
September 30, 2011
(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Tranzyme, Inc. ("Tranzyme") was incorporated in the State of Delaware on January 12, 1998. On December 17, 2003, Tranzyme entered into a business combination with Neokimia Inc., a Quebec, Canada-based chemistry company and changed the name to Tranzyme Pharma Inc. ("Tranzyme Pharma").  Tranzyme Pharma is a wholly-owned subsidiary of Tranzyme, Inc. The Company, collectively Tranzyme and Tranzyme Pharma, operates in one segment.

The Company is a clinical-stage biopharmaceutical company focused on discovery, development and commercialization of small molecule therapeutics for the treatment of acute (hospital-based) and chronic gastrointestinal (GI) motility disorders. The Company’s two most advanced product candidates are:

•
ulimorelin—an intravenous ghrelin agonist that has commenced Phase 3 clinical development for the acceleration of GI recovery following surgery to reduce the duration of postoperative ileus, a complication most commonly associated with abdominal surgery.

•	TZP-102—an orally administered ghrelin agonist that has commenced Phase 2b clinical development for treatment of diabetic gastroparesis, a chronic upper GI motility disorder.

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

The Company’s operations since inception have consisted primarily of organizing the Company, conducting research and development including clinical trials and securing financing. In December 2009, the Company entered into its first revenue‑generating collaboration agreement consistent with the Company’s business objectives and emerged from the development stage. As of September 30, 2011, the Company has incurred losses since inception of $98.6 million. The Company expects to continue to incur losses and requires additional financial resources to advance its products to either commercial stage or liquidity events.

2. Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying balance sheet as of September 30, 2011, statements of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles "GAAP" for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2010 contained in the final prospectus filed by the Company with the SEC on April 4, 2011 relating to the Company’s Registration Statement on Form S-1 (File No. 333-170749). The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2011, and the results of operations for the three and nine month periods ended

September 30, 2011 and 2010 and cash flows for the nine month periods ended September 30, 2011 and 2010. The December 31, 2010 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine month periods ended September 30, 2011 and 2010 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Initial Public Offering

On April 6, 2011, the Company completed its initial public offering of common stock (the “IPO”) pursuant to a registration statement that was declared effective on April 1, 2011. The Company sold 13,500,000 shares of its common stock, at a price of $4.00 per share for aggregate gross proceeds of $54,000,000. The underwriters had 30 days to exercise their option to purchase up to an additional 1,481,250 shares at the initial public offering price per share pursuant to an over-allotment option granted to the underwriters.  The underwriters partially exercised their over-allotment option on April 29, 2011 and purchased an additional 850,000 shares of our common stock for aggregate gross proceeds of $3,400,000.

As a result of the IPO, the Company raised a total of $51.4 million in net proceeds after deducting underwriting discounts and commissions of $4.0 million and offering expenses of approximately $2.0 million. Costs directly associated with the IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital.

Upon the closing of the IPO, 18,395,156 shares of the Company’s common and preferred exchangeable shares of Tranzyme’s subsidiary, Tranzyme Pharma automatically exchanged into a total of 2,627,862 shares of the common stock of Tranzyme.  In addition, 52,085,690 shares of Tranzyme’s outstanding preferred stock automatically converted into a total of 7,440,791 shares of its common stock and the preferred stock warrant liability was reclassified to additional paid in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.

Investment Tax Credits Receivable

The Company participates in government assistance programs in Quebec, Canada that provide refundable investment tax credits for certain research and development expenditures. The receivable represents management’s estimate of amounts expected to be recovered and is subject to adjustment based upon audit by Quebec, Canada taxation authorities. The Company reported investment tax credits receivable using the flow-through method of $706,000 and $348,000 as of September 30, 2011 and December 31, 2010, respectively.

Deferred Offering Costs

Deferred public offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of the Company’s common stock. Costs related to the IPO activities were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds. Upon closing of the IPO, approximately $2.0 million of offering costs were recorded as a reduction of the proceeds received.

Warrant Liability

Certain warrants to purchase the Company’s capital stock had historically been classified as liabilities and were recorded at estimated fair value. At each reporting period, any change in fair value of the freestanding warrants was recorded as other (expense) income. As a result of the IPO, the preferred stock warrant liability was reclassified to additional paid in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.

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

The Company’s strategic collaboration agreements may also contain non-refundable payments. Revenue for non-refundable payments based on the achievement of collaboration milestones beginning January 1, 2011 is recognized in accordance with ASC 605, Subtopic 28, Milestone Method, or ASC 605-28. Under ASC 605-28, a milestone payment is recognized as revenue when the applicable event is achieved if the event meets the definition of a milestone and the milestone is determined to be substantive. ASC 605-28 defines a milestone event as an event having all of the following characteristics: (1) there is substantive uncertainty regarding achievement of the milestone event at the inception of the arrangement; (2) the event can only be achieved based, in whole or in part, on either the Company's performance or a specific outcome resulting from the Company's performance; and (3) if achieved, the event would result in additional payment due to the Company. A milestone is considered substantive if it meets all of the following criteria: (1) the payment is commensurate with either the Company's performance to achieve the milestone or with the enhancement of the value of the delivered item; (2) the payment relates solely to past performance; and (3) the payment is reasonable relative to all of the deliverables and payment terms within the arrangement. If any of these conditions is not met, the milestone payment is deferred and recognized on a straight-line basis over a period determined as discussed above.

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

Fair Value

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and warrant liability. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of such instruments. The carrying amounts of borrowings under the Company’s debt facilities approximate their fair values as of September 30, 2011 and as of December 31, 2010, based on the determination that the stated rates on such debt are consistent with current interest rates for similar borrowing arrangements available to the Company. The carrying amounts of warrant liabilities are revalued and adjusted using the Black-Scholes valuation model at the end of each reporting period to reflect their fair values.

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

As of December 31, 2010, the Company measured its warrant liability using significant unobservable prices that were based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of $271,000.   Upon the completion of the IPO, the liability was reclassified to stockholders’ equity at its then fair value of $76,000, as the warrants to purchase preferred stock converted into warrants to purchase common stock.

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

The following table sets forth the computation of basic and diluted net loss per share in thousands, except share and per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Historical
Numerator:
Net loss	$(6,414)	$(1,528)	$(14,186)	$(6,158)
Denominator:
Weighted average common shares outstanding	24,558,845	140,192	15,974,316	140,192
Net loss per share—basic and diluted	$(0.26)	$(10.90)	$(0.89)	$(43.93)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Series A Convertible Preferred stock	—	5,329,331	2,537,206	5,315,035
Series B Convertible Preferred stock	—	149,588	52,054	55,890
Convertible Debt	—	2,310,518	—	2,296,473
Common Exchangeable shares	—	138,860	48,315	138,860
Preferred Exchangeable shares	—	2,120,767	866,121	2,120,767
Common stock options	2,063,773	746,583	1,503,193	749,389
Capital stock warrants	67,462	28,570	67,462	28,570

4. Strategic Collaboration and License Agreements

Norgine B.V.

In June 2010, the Company entered into a collaboration agreement with Norgine B.V. ("Norgine") to develop and commercialize the Company’s product candidate, ulimorelin, in a licensed territory that includes Europe, Australia, New Zealand, Middle East, North Africa and South Africa. Under the terms of the agreement, the Company received a nonrefundable, upfront payment of $8.0 million. The licensing fee was deferred and is being amortized on a straight-line basis over a period of 31 months, which represents the estimated period of time over which the Company’s involvement in the core development phase of the collaboration is a substantive performance obligation.

In conjunction with the collaboration agreement, Norgine purchased 1,047,120 shares of the Company’s Series B Convertible Preferred stock at $1.91 per share, for total cash proceeds of $2.0 million, net of issuance costs of $28,000 constituting a first closing of Series B Convertible Preferred stock. The agreement also obligates Norgine to purchase an additional $1.0 million of equity securities at a subsequent closing upon the occurrence of a development milestone as specified in the agreement. The shares of the Company’s Series B Convertible Stock held by Norgine converted into 149,588 shares of common stock upon the closing of the IPO.

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

The Company recognized $823,000 and $2.5 million of the upfront fee as licensing revenue including the amortization of stock premium, for the three and nine month periods ended September 30, 2011, respectively. The Company recognized $811,000 and $983,000 of the upfront fee as licensing revenue, including the amortization of stock premium, for the three and nine month periods ended September 30, 2010, respectively.

The agreement provides for a co-managed product development campaign, and contains cost-sharing provisions whereby the companies will share certain costs related to manufacturing and development performed by third parties including reimbursement from Norgine for certain raw material costs incurred prior to the effective date of the agreement. These raw material costs will be reimbursable when used in the manufacturing of clinical trial materials for the core development program. Costs for development services provided under the agreement are expensed as incurred. The Company recognized $496,000 and $2.0 million as a reduction in research and development expenses as a result of reimbursement for cost-sharing activities under this agreement for the three and nine month periods ended September 30, 2011, respectively. No cost-sharing expenses were incurred for the three or nine month periods ended September 30, 2010.

The agreement contains potential development, regulatory and commercial milestone payments that, if achieved, could provide us with additional cash payments of up to $32.0 million, including the purchase of $1.0 million of additional shares of our capital stock. Upon the achievement of certain milestones, we will issue shares of our common stock at a price per share equal to $1.0 million divided by 110% of the average of the closing bid price of our common stock over the 30-day period ending six days prior to the issuance of these additional shares. In addition, we may receive sales milestone payments of up to approximately $120.0 million and tiered royalties as a percentage of net sales beginning in the low teens escalating up several tiers to the high twenties on sales of any successfully commercialized products within the licensed territory. These tiers are sales-based milestones. As of September 30, 2011, we have not received any milestone or royalty payments.

Bristol-Myers Squibb Company

In December 2009, the Company entered into a two-year collaboration agreement with Bristol-Myers Squibb Company ("BMS") to discover, develop and commercialize novel macrocyclic compounds, other than the Company’s product candidates and internal programs, directed against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS is funding the Company’s lead discovery efforts on these targets and is also primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all products arising from the collaboration and for their commercialization globally. In connection with the agreement, the Company received an upfront license fee of $10.0 million and we may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, we would receive single-digit percentage royalties and sales milestone payments on sales of successful products. The upfront licensing fee was deferred and was being amortized on a straight-line basis over a period of 30 months, which represents the estimated period of time over which the Company’s involvement in the collaboration is a substantive performance obligation or deliverable. The research program term was to expire in December 2011. In September 2011, the research collaboration was extended by BMS for a six-month period through June 2012. The agreement may be further extended by mutual agreement. As a result of the extension, the Company reassessed the period of time over which the Company's involvement in the collaboration represents a substantive performance obligation or deliverable and changed the amortization period for the remaining deferred upfront licensing fee from 30 months to 36 months.

The agreement also provided for up to $6.0 million in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. BMS will provide up to $2.5 million in research funding during the six-month extension period. Revenue for development services provided under the agreement is recognized as earned where the Company acts as principal in the transaction.

The following is the Company's revenue for the BMS collaboration for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Licensing revenue	$857	$1,000	$2,857	$3,000
Research revenue	906	375	2,445	1,451
Total	$1,763	$1,375	$5,302	$4,451

Open Biosystems, Inc.

In October 2005, the Company entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain intellectual property unrelated to the Company’s product candidates and Macrocyclic Template Chemistry (MATCH) drug discovery technology, as specified in the agreement. The Company earns royalties on annual net sales at rates that vary by licensed product category as defined in the agreement or, through 2010, minimum annual royalties, if greater than earned royalties, until the expiration date of the last-to-expire licensed patent or twelve years, whichever occurs last. Royalty revenue recognized from the licensing agreement was $60,000 and $175,000 for the three and nine month periods ended September 30, 2011, respectively.  Royalty revenue recognized from the licensing agreement was $82,000 and $174,000 for the three and nine month periods ended September 30, 2010, respectively.

5. Notes Payable and Other Liabilities

2008 Notes Payable

In December 2008, the Company entered into a loan and security agreement (the "2008 Notes") with two lenders, including the holder of promissory notes issued by the Company in 2006, for a total commitment of $6.3 million, and issued a note in the amount of $3.2 million to each lender. The 2008 Notes carried an interest rate equal to 12.09% per annum, were repayable in monthly installments and were to mature on December 1, 2011. Borrowings were collateralized by all of the assets of the Company excluding intellectual property.

In connection with the 2008 Notes, the Company issued to the two lenders warrants to purchase shares of preferred stock with an aggregate purchase price of $200,000. The warrants were exercisable for Series A Convertible Preferred stock at a price per share of $1.00. The warrants were recorded as a debt discount at estimated fair value of $87,000, which was being amortized as a component of interest expense over the remaining life of the loan. The warrants are exercisable for seven years from the date of issuance and expire on December 3, 2015. The warrants include an automatic conversion feature upon expiration.  Upon the closing of the IPO, the warrants became exercisable for shares of our common stock at a price per share of $7.00.

The Company recorded total interest expense related to the 2008 Notes of $138,000 and $467,000 during the three and nine month periods ended September 30, 2010, respectively.  No interest expense related to the 2008 Notes was recorded during the three or nine month periods ended September 30, 2011.

2010 Notes Payable

On September 30, 2010, the Company entered into a loan and security agreement with two lenders for a total commitment $13.0 million. On October 1, 2010, the parties executed the related note agreements (the "2010 Notes") and the Company repaid the outstanding principal and interest of $3.4 million on the 2008 Notes. The 2010 Notes bear interest at 10.75% per annum and mature on January 1, 2014. The 2010 Notes are payable initially in nine installments of interest only followed by thirty installments of principal plus interest. Principal payments on the 2010 Notes commenced in August 2011. In connection with the 2010 loan and security agreement, the Company issued warrants to purchase an aggregate of $520,000 in stock of the Company, which were contingently exercisable for a class and series of shares and exercise price as determined by future events as specified in the agreement.  Upon the closing of the IPO, the warrants became exercisable for shares of our common stock. The Company determined the fair value of the warrants to be $254,000 (see Note 7) and recorded the warrant as a liability with a related debt discount to be amortized as interest expense over the term of the 2010 Notes. The Company recognized $400,000 and $1.2 million in interest expense, including $20,000 and $59,000 from the amortization of the warrants, for the three and nine month periods ended September 30, 2011, respectively. No interest expense related to the 2010 Notes was recorded during the three or nine month periods ended September 30, 2010.

6.  Other Comprehensive Loss

Accumulated comprehensive income (loss) consists of the following components for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(6,414)	$(1,528)	$(14,186)	$(6,158)
Foreign currency translation adjustment	(42)	68	(29)	450
Total comprehensive loss	$(6,456)	$(1,460)	$(14,215)	$(5,708)

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

The warrants were valued under the level 3 hierarchy in accordance with ASC 820 as there are significant unobservable inputs. The fair value of the warrants was determined using a probability weighted valuation model. Values were determined for the warrants based on assumptions for each liquidity scenario using a Black-Scholes pricing model and other methods. These values were discounted back to October 1, 2010, the issuance date, while applying estimated probabilities to each scenario and associated value on a weighted average basis. These scenarios included a potential initial public offering or potential acquisition at different times throughout 2011 and 2012. Accordingly, the Company determined the initial fair value of the warrants to be $254,000, which was recorded as a convertible preferred stock warrant liability and related debt discount. Upon the completion of the Company’s IPO, the liability was reclassified to stockholders’ equity at its then fair value of $76,000.

Share-based Compensation

During 2001, the Company adopted two equity compensation plans, the Tranzyme 2001 Employee Stock Option Plan and the 2001 Nonemployee Stock Option Plan (the "2001 Plans"), which authorized up to 1,000,000 and 445,000 shares of common stock, respectively, for granting both incentive and nonqualified stock options to employees, directors, consultants and other individuals set forth in the 2001 Plans. The exercise price and vesting period of the options issued under the plans were determined by the Company’s Board of Directors at the date of grant.

During 2003, the Company adopted an equity compensation plan, the Tranzyme 2003 Equity Incentive Plan (the "2003 Plan"), for eligible employees, directors, consultants and other individuals set forth in the 2003 Plan. The terms of the stock option agreements, including vesting requirements, were determined by the Company’s Board of Directors, subject to the provisions of the 2003 Plan.

In 2004, Tranzyme Pharma adopted an equity compensation plan, the Tranzyme Pharma 2004 Stock Option Plan (the "2004 Plan"), which authorized shares of Tranzyme Pharma’s common exchangeable stock for granting stock options to employees, directors and consultants and other individuals set forth in the 2004 Plan. The terms of the stock option agreements, including vesting requirements, were determined by Tranzyme Pharma’s Board of Directors, subject to the provisions of the 2004 Plan.

Options granted by the Company generally vest over four years and are exercisable after they have been granted for up to ten years from the date of grant.

On March 3, 2011 the Company’s Board of Directors adopted, and stockholders subsequently approved, the 2011 Stock Option Plan, (the “2011 Plan”) which authorized the issuance of up to 2,627,945 shares of common stock under the plan. The plan became effective on April 1, 2011.  As of April 1, 2011, no further shares will be issued under the 2001 Plans, the 2003 Plan or the 2004 Plan.  To the extent outstanding awards under the 2001 Plans, the 2003 Plan or the 2004 Plan are cancelled, forfeited or otherwise terminated without being exercised the number of shares underlying such awards will be available for grant under the 2011 Plan. The following summarizes shares outstanding, exercisable and available for grant under the plan at

September 30, 2011:

	Shares Outstanding	Shares Exercisable	Weighted Average Exercise Price of Shares Outstanding
2001 Stock Option Plans	1,448	1,448	$11.34
2003 Equity Incentive Plan	689,609	652,921	3.35
2004 Stock Option Plan	51,399	50,327	5.95
2011 Stock Option Plan	1,366,838	70,000	3.90
Total Shares outstanding	2,109,294	774,696	$3.77
Total Shares authorized – 2011 Stock Option Plan	2,627,945
Total Shares available for grant	518,651

As of September 30, 2011, the Board of Directors had authorized the issuance common stock options from the 2011 Plan to employees and directors of the company as follows:

Date	Shares	Exercise price
April 19, 2011	1,148,030	$4.00
June 9, 2011	25,000	$4.57
August 18, 2011	305,000	$3.50
Total	1,478,030	$3.91

A total of 127,517 options were forfeited for the nine month period ended September 30, 2011, including 111,192 from the 2011 Plan. The exercise price of stock options was equal to the closing market price of the underlying common stock on the grant date. The weighted-average assumptions used in the Black-Scholes valuation model for equity awards granted for the three and nine months ended September 30, 2011 are shown in the table below. There were no options issued for the three or nine month periods ended September 30, 2010.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2011
Expected volatility	77.0%	77.4%
Expected dividends	_	_
Expected life	6.25	5.50 to 6.25
Risk-free interest rate	1.43%	2.40%

The Company determined the options’ life based upon the use of the simplified method.  As a newly public company, sufficient history to estimate the volatility and dividend yield of our common stock is not available.  The Company uses a pool of comparable companies as a basis for the expected volatility assumption and dividend yield.  The Company intends to continue to consistently apply this process using the comparable companies until sufficient amount of historical information becomes available. The risk free interest rate is based upon the yield of an applicable Treasury instrument. The weighted average fair value of options issued for the three and nine month periods ended September 30, 2011 was $2.38 and $2.69, respectively.

The aggregate intrinsic value of options outstanding as of September 30, 2011 represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The aggregate intrinsic value of options exercisable and options outstanding as of September 30, 2011 was $221,000.

The Company recognized non-cash share-based compensation expense to employees in its research and development and selling, general and administrative functions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$30,000	$25,000	$111,000	$89,000
General and administrative	280,000	44,000	628,000	151,000
	$310,000	$69,000	$739,000	$240,000

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel, first-in-class small molecule therapeutics for the treatment of acute (hospital-based) and chronic GI motility disorders. Our two most advanced product candidates, ulimorelin, which is in Phase 3, and TZP-102, which entered Phase 2b in September 2011, are being evaluated for the treatment of predominantly upper GI motility disorders. All of our product candidates have been discovered by our scientists using our proprietary chemistry technology platform, MATCH (Macrocyclic Template Chemistry), which enables us to construct synthetic libraries of drug-like, macrocyclic compounds in a predictable and efficient manner. We have first-in-class product candidates and a strong drug discovery platform, and have pursued a licensing strategy with collaborators whose capabilities complement our own. Our regional partnership for ulimorelin enables us to retain significant control over development and commercialization of the product candidate, share the development costs and retain a substantial portion of the future long-term value of our product candidate in the United States and certain other major pharmaceutical markets.

We were incorporated in Delaware on January 12, 1998. On December 17, 2003, we entered into a business combination with Neokimia Inc., a Quebec, Canada based chemistry company which now operates under the name Tranzyme Pharma Inc., or Tranzyme Pharma. Tranzyme Pharma is a wholly-owned subsidiary and owns substantially all of our intellectual property and conducts our preclinical research.

We have devoted substantially all of our resources to our drug discovery efforts which consist of research and development activities, clinical trials for our product candidates, the general and administrative support of these operations and intellectual property protection and maintenance. To date, we have funded our operations principally through private placements of our common stock, preferred stock and convertible debt; bank and other lender financings; and through payments received under collaborative licensing arrangements with Norgine B.V., or Norgine, and Bristol-Myers Squibb Company, or BMS, raising an aggregate of approximately $116.0 million. In April 2011, we completed an initial public offering , or IPO, of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-170749) raising an aggregate of $51.4 million in net proceeds.

We have incurred significant losses since our inception. As of September 30, 2011, our accumulated deficit was approximately $98.6 million. We expect to incur significant operating losses over the next several years as we complete the development of, and seek regulatory approval for, our product candidates and develop other product candidates.

Strategic Partnerships

Norgine, B.V.  In June 2010, we entered into a license agreement with Norgine, a leading, GI-focused European specialty pharmaceutical company, to co-develop and commercialize ulimorelin in licensed territories that include Europe, Australia, New Zealand, Middle East, North Africa and South Africa. Under the terms of the agreement, we received a nonrefundable, upfront license fee of $8.0 million. In addition, Norgine purchased 1,047,120 shares of our Series B convertible preferred stock for $1.91 per share, resulting in total net proceeds of approximately $2.0 million. Upon closing of our IPO, these shares converted into 149,588 shares of our common stock.

The agreement contains potential development, regulatory and commercial milestone payments that, if achieved, could provide us with additional cash payments of up to $32.0 million, including the purchase of $1.0 million of additional shares of our capital stock. Upon the achievement of certain milestones, we will issue shares of our common stock at a price per share equal to $1.0 million divided by 110% of the average of the closing bid price of our common stock over the 30-day period ending six days prior to the issuance of these additional shares. In addition, we may receive sales milestone payments of up to approximately $120.0 million and tiered royalties as a percentage of net sales beginning in the low teens escalating up several tiers to the high twenties on sales of any successfully commercialized products within the licensed territory. These tiers are sales-based milestones. The $8.0 million nonrefundable up-front payment is being deferred and recognized on a straight-line basis over 31 months, the estimated period of time of the core development phase of the collaboration. As of September 30, 2011, we have not received any milestone or royalty payments.

Under the agreement, Norgine will share the cost of our Phase 3 clinical trials and the cost of procuring clinical manufacturing supply for the trials. Each party is solely responsible for managing and covering the cost of regulatory filings in its own territories. In addition, each party is solely responsible for the cost of any special studies required for regulatory approval specific to its own territory. Costs for development services provided under the agreement are expensed as incurred. Reimbursement of expenses under this agreement will be offset against costs as incurred.  We have recognized a total of $2.4 million as a reduction in research and development expenses as a result of reimbursement for cost-sharing activities under this agreement including approximately $496,000 and $2.0 million for the three and nine month periods ended September 30,

2011, respectively.

Bristol-Myers Squibb Company.  In December 2009, we entered into a collaboration agreement with BMS to discover, develop and commercialize additional novel compounds discovered using our MATCH technology platform, other than our product candidates and internal programs, against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS is funding our early lead discovery efforts on these targets and is also primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all product candidates arising from the collaboration and, if successful products are developed, for their commercialization globally. As part of the agreement, we received a $10.0 million nonrefundable upfront license fee, and we may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, we would receive single-digit percentage royalties and sales milestone payments on sales of successful products. The $10.0 million nonrefundable upfront license fee is being deferred and was being recognized on a straight-line basis over thirty months, the estimated initial research and collaboration period of the agreement. In September 2011, BMS extended the collaboration agreement for an additional six-month period and the Company changed the overall amortization period for the remaining unamortized upfront payment from 30 months to 36 months. As of September 30, 2011, we have not received any milestone or royalty payments, and we are not certain when we will be eligible for such payments in the future.

The agreement provided for up to $6.0 million in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. BMS will provide for up to $2.5 million in research funding during the six-month extension period. The collaboration agreement may be may be further extended by mutual agreement. As of September 30, 2011, we have recognized a total of $4.1 million of revenue for reimbursement of research costs under this agreement, including $906,000 and $2.4 million for the three and nine month periods ended September 30, 2011, respectively.  Revenue for the three and nine month periods ended September 30, 2010 was $375,000 and $1.5 million, respectively.

Open Biosystems, Inc.  In October 2005, we entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain of our intellectual property unrelated to our product candidates and MATCH drug discovery technology. The agreement provides for royalty revenue on annual net sales at rates ranging from mid-single digits to 20 percent based on sales by licensed product category or, through 2010, minimum annual royalties if greater than earned, until the expiration date of the last-to-expire licensed patent or 12 years, whichever occurs last. We have recognized $1.5 million of royalty revenue from this agreement through September 30, 2011, including $175,000 for the nine month period ended September 30, 2011.

Financial Operations Overview

Revenues

Our revenue consists primarily of licensing and royalty revenue as well as research revenue, which consists of fees for research services from license or collaboration agreements. The upfront licensing fees received pursuant to our license agreements are deferred and are being recognized in licensing and royalty revenue on a straight-line basis over a period which represents the estimated period of time over which our involvement in the collaboration represents a substantive performance obligation. These fees under our collaboration agreement with BMS were being recognized over a 30 month period. In September 2011, BMS extended the collaboration agreement for an additional six-month period and the Company extended the amortization period to 36 months. Upfront licensing fees under our license agreement with Norgine are being recognized over 31 months. Revenue for research services provided under our collaboration agreement with BMS is recognized in research revenue as such services are performed. Royalty revenue from our agreement with Open Biosystems, Inc. is recognized in licensing and royalty revenue as applicable products are sold.

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

Research and Development

We expense research and development costs as they are incurred. Research and development expenses consist of expenses incurred in the discovery and development of our product candidates, and primarily include:

•	expenses, including salaries, benefits and non-cash share-based compensation expenses for research and development personnel;

•	expenses incurred under third party agreements with contract research organizations, or CROs, investigative sites and consultants in conducting clinical trials;

•	costs of acquiring and manufacturing clinical trial supplies;

•	costs associated with our discovery efforts and preclinical activities;

•	costs associated with non-clinical activities and regulatory submissions; and

•	costs associated with the maintenance and protection of our intellectual property.

Direct development expenses and certain indirect overhead expenses associated with our research and development activities are allocated to our product candidates. The allocation of indirect overhead is based on management’s estimate of the use of such resources on a program-by-program basis. Indirect costs related to our research and development activities that are not allocated to a product candidate, including salaries and benefits for our clinical development personnel, and costs associated with the development of our preclinical product candidates and in support of our discovery collaboration are included in “Other research and development” in the table below.

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
ulimorelin	$2,922	$393	$7,719	$544
TZP-102	2,303	883	4,086	3,159
Other research and development expenses	1,750	1,098	5,352	4,001
	$6,975	$2,374	$17,157	$7,704

We expect our research and development expenses to increase as we advance into later-stage development of our product candidates. We expect to fund our research and development expenses from our current cash and cash equivalents from milestones and cost-sharing reimbursement payments received from collaboration agreements, if any, and potentially, additional financing transactions or collaboration arrangements.

At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing our product candidates, including:

•	the progress, costs, results of and timing of our two Phase 3 clinical trials of ulimorelin for the acceleration of gastrointestinal (GI) recovery following partial bowel resection surgery;

•
the need for, and the progress, costs and results of, any additional Phase 3 clinical trials of ulimorelin we may initiate based on the results of our clinical trials or our discussions with regulatory agencies, including any additional trials the FDA, EMA or other regulatory agencies may require evaluating the safety of ulimorelin;

•	the initiation, progress, costs, results of and timing of our Phase 2b clinical trial of TZP-102 for treatment of diabetic gastroparesis and future clinical trials of TZP-102;

•	the costs and timing of obtaining regulatory approval in the United States and abroad for our product candidates;

•	the FDA’s willingness to review our TZP-102 application under the fast track development program;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights globally;

•	the costs and timing of obtaining or maintaining manufacturing for our product candidates, including commercial manufacturing if any of our product candidates is approved;

•	the costs and timing of establishing sales and marketing capabilities in selected markets; and

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us.

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

General and Administrative

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions including non-cash, share-based compensation expense, costs associated with our corporate infrastructure, and professional fees for business development, commercialization activities and market research, accounting and legal services.

We anticipate that our general and administrative expenses will continue to increase primarily for the following reasons:

•	increased expenses for sales and marketing activities in preparing for commercialization of our product candidates prior to regulatory approval;

•	increased administrative personnel related expenses required to support our growth as we continue to develop our product candidates; and

•
 increased costs of operating as a public company including costs associated with regulatory compliance, corporate governance, insurance and consulting fees for our legal, accounting and investor relations activities.

Other Income (Expense), Net

Interest income consists of interest earned on our cash and cash equivalents.

Interest expense to date has consisted primarily of interest expense on convertible notes payable and long-term debt and the amortization of debt discounts and debt issuance costs. We amortize debt issuance costs over the life of the notes which are reported as interest expense in our statements of operations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenues

The following table summarizes our revenues for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Licensing and royalties	$1,740	$1,893	$(153)	(8)%
Research revenue	906	375	531	142%
Total	$2,646	$2,268	$378	17%

The decrease in licensing revenues for the three months ended September 30, 2011, was primarily due change in the amortization period for deferred revenue from the upfront licensing fee received from our collaboration agreement with BMS, which totaled $857,000 for the three month period ended September 30, 2011, as compared to $1.0 million for the three month period ended September 30, 2010.  In September 2011, BMS extended the collaboration agreement for a six-month period and the amortization period for the remaining BMS unamortized upfront licensing fee was changed from 30 months to 36 months. The increase in research revenue was primarily due to an increase in reimbursable expenses for our collaboration agreement with BMS including personnel costs (FTEs) and laboratory supplies.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Research and development expenses	$6,975	$2,374	$4,601	194%

The increase in research and development costs during the three months ended September 30, 2011, was primarily due to expenses incurred for our Phase 3 clinical trials and registration efforts for ulimorelin and our Phase 2b clinical trial for TZP-102. Costs related to ulimorelin activities resulted in an increase in clinical trial expenses of approximately $2.5 million, including costs associated with the conduct of the trial and manufacturing of drug substance and drug product in support of the registration effort.  Costs related to TZP-102 activities resulted in an increase in clinical trial expenses of approximately $1.4 million, primarily due to costs for start-up activities related to the trial.  Other research and development costs increased $700,000 including personnel costs and other infrastructure expenses related to our discovery activities under the BMS agreement.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
General and administrative	$1,659	$1,019	$640	63%

The increase in general and administrative expenses was due primarily to an increase in personnel related expenses including non-cash compensation for stock options and an increase in expenses related to our commercialization activities and corporate governance activities including director and officer insurance and fees.

Other Income (Expense), Net

The following table summarizes our other expense for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Interest expense, net	$(393)	$(350)	$43	12%
Other expense	(33)	(53)	(20)	(38)%
Total	$(426)	$(403)	$23	6%

The increase in interest expense, net for the period was primarily due to an increase in interest expense for our notes payable.  The decrease in other expense for the period was primarily due to a reduction in losses for foreign currency transactions incurred in Canada.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Licensing and royalties	$5,511	$4,157	$1,354	33%
Research revenue	2,445	1,451	994	69%
Total	$7,956	$5,608	$2,348	42%

The increase in licensing revenues for the nine months ended September 30, 2011 was primarily due to the amortization of deferred revenue from the upfront licensing fee received from our collaboration agreement with Norgine, which totaled $2.5 million for the nine month period ended September 30, 2011 as compared to $1.0 million for the nine months ended September 30, 2010. The increase in research revenue was primarily due to an increase in reimbursable expenses for our collaboration agreement with BMS including personnel costs (FTEs) and laboratory supplies.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2011, 2011 and 2010 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Research and development expenses	$17,157	$7,704	$9,453	123%

During the nine months ended September 30, 2011, our research and development costs related primarily to the initiation of our Phase 3 clinical trials for ulimorelin for which the first patients were dosed in February of 2011 and TZP-102 Phase 2b costs for which the first patients were dosed in September 2011. Costs related to these ulimorelin and TZP-102 activities resulted in an increase in clinical trial expenses of approximately $7.2 million and $1.0 million, respectively, including costs associated with the conduct of the trial and manufacturing of clinical trial supplies.  Other research and development costs increased approximately $1.3 million, including personnel costs and other infrastructure expenses related to our development activities under the BMS agreement.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
General and administrative	$3,915	$2,863	$1,052	37%

The increase in general and administrative expenses was due primarily to an increase in personnel related expenses including non-cash compensation for stock options issued during the nine-month period ended September 30, 2011 and an increase in expenses related to our corporate governance activities including director and officer insurance and fees.

Other Income (Expense), Net

The following table summarizes our other expense for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Interest expense	$(1,212)	$(1,095)	$117	11%
Other income (expense)	142	(104)	(246)	(237)%
Total	$(1,070)	$(1,199)	$(129)	(11)%

The increase in interest expense, net for the period was primarily due to an increase in interest expense for our notes payable.  The increase in other income for the period was primarily due to a $195,000 decrease in the fair value of our warrant liability which was recognized as other income for the nine-month period ended September 30, 2011.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses since our inception and we anticipate that we will continue to incur losses for at least the next several years.  Historically, we have financed our operations primarily through private placements of common stock and convertible preferred stock, issuance of convertible promissory notes to our stockholders, upfront payments from strategic partnerships, bank, other lender financing and development grants from governmental authorities and our initial public offering.  As of September 30, 2011, we had $49.7 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of

September 30, 2011, our cash and cash equivalents funds are invested in money market funds which are currently providing only a minimal return.

On April 6, 2011, we completed an initial public offering of our common stock pursuant to a Registration Statement that was declared effective on April 1, 2011.  We sold 13,500,000 shares of our common stock, at a price to the public of $4.00 per share. The underwriters had 30 days to exercise their option to purchase up to an additional 1,481,250 shares at the initial public offering price per share pursuant to an over-allotment option granted to the underwriters.  On April 29, 2011, the underwriters partially exercised their over-allotment option and purchased an additional 850,000 shares of our common stock resulting in aggregate gross proceeds of $3,400,000.

We raised approximately $51.4 million in net proceeds from the IPO after deducting underwriting discounts and commissions of $4.0 million and offering expenses of approximately $2.0 million after giving effect to the partial exercise of the underwriters’ over-allotment option.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2011	2010
Cash Flow from Continuing Operations:
Net cash used in operating activities	$(19,117)	$(1,928)
Net cash used in investing activities	(84)	(818)
Net cash provided by (used in) financing activities	51,544	(408)
Effect of exchange rate changes on cash	(10)	438
Net increase (decrease) in cash and cash equivalents	$32,333	$(2,716)

During the nine months ended September 30, 2011, our operating activities used cash of $19.1 million, primarily due to our net losses and changes in working capital, partially offset by non-cash charges including depreciation expense, share-based compensation expense and the amortization of deferred revenue from our licensing agreements. The increase in cash used in operations during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was primarily due to Phase 3 clinical trial activities for ulimorelin and Phase 2b clinical trial activities for TZP-102.  Cash used in operations for the nine months ended September 30, 2010 included an $8.0 million upfront payment from Norgine offset by expenses for our operating activities and changes in working capital.

During the nine months ended September 30, 2011 and 2010, our investing activities used cash to purchase laboratory and other equipment to support our research and development activities. During the nine months ended September 30, 2011, financing activities provided cash of $52.5 million which was primarily related to proceeds received from our initial public offering, net of underwriting discounts and offering expenses. Cash used during the nine months ended September 30, 2010 was primarily related to proceeds received for the issuance of preferred stock to Norgine offset by principal payments on our notes payable.

Credit Facilities

On September 30, 2010, we entered into a term loan and security agreement with Oxford Finance Corporation and Compass Horizon Funding Company for $13.0 million. The loan bears interest at an annual interest rate of 10.75% and is secured by our assets, excluding our intellectual property. The loan matures on January 1, 2014 and requires interest only payments for the first nine months and principal and interest payments for the following 30 months. Principal payments on the loan began in August 2011. Upon payment of the final monthly installment of the loan, or the remaining balance in the case of a prepayment, we will pay an end-of-term fee of approximately $520,000. In addition, in the event of prepayment we will pay a prepayment fee ranging from 3% to 1%, based on time to maturity, of the principal amount of the loan at the time of repayment.  As of September 30, 2011, approximately $12.0 million of principal remains outstanding on the loan.

The loan and security agreement also contains certain covenants, including limitations on our ability to transfer assets, engage in any change of control transaction, incur additional indebtedness, pay dividends, make investments and engage in transactions with affiliates. Upon an event of default, the lenders may declare the unpaid principal amount of all outstanding loans and interest accrued under the loan and security agreement to be immediately due and payable, and exercise their security interests and other rights under the credit agreement.  As of September 30, 2011, we were in compliance with the covenants under our loan and security agreement.

Capital Resources and Funding Requirements

We expect to continue to incur substantial operating losses in the future and that our operating expenses will increase as we continue developing our product candidates and operate as a public company. We will require substantial amounts of capital in the future for clinical trials and regulatory and commercialization activities for our products.

Our IPO of common stock was effected through a Registration Statement on Form S-1 (File No. 333-170749) that was declared effective by the SEC on April 1, 2011, which registered an aggregate of 13,500,000 shares of our common stock at an aggregate gross offering price to the public of $54,000,000. All of the 13,500,000 shares of common stock registered under the Registration Statement were sold at a price to the public of $4.00 per share. The offering closed on April 6, 2011.  The underwriters partially exercised their over-allotment option on April 29, 2011, and purchased an additional 850,000 shares of our common stock resulting in aggregate gross proceeds of $3,400,000.

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

We believe that our existing cash and cash equivalents, together with the net proceeds received from our IPO, will be sufficient to fund our anticipated operating requirements into the second quarter of 2013. We have based this estimate on assumptions that may prove to be wrong resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, including our ability to enter into collaborations with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

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

Market Risk

Our cash and cash equivalents as of September 30, 2011 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

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

Risks Related to the Development, Regulatory Approval and Commercialization of our Product Candidates

Our near-term success is largely dependent on the success of our clinical stage product candidates, ulimorelin, for which we have initiated two Phase 3 clinical trials and TZP-102, which is in Phase 2b clinical development. Our other product candidates are in the preclinical research stage. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We have invested, and expect to continue to invest, a significant portion of our time and financial resources in the development of our clinical stage product candidates, ulimorelin for acceleration of gastrointestinal (GI) recovery following surgery, and TZP-102 for the treatment of diabetic gastroparesis. We have also invested a significant amount of time and financial resources in the development of our other drug candidates, TZP-201 and TZP-301. We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of these product candidates, particularly our clinical stage product candidates ulimorelin and TZP-102. The future regulatory and commercial success of these product candidates is subject to a number of risks, including the following:

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

Favorable results in our Phase 2 clinical trial of ulimorelin for the acceleration of GI recovery following partial bowel resection surgery may not be predictive of the safety and efficacy results in our Phase 3 clinical trials of ulimorelin for the acceleration of GI recovery following partial bowel resection surgery.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier-stage development. Our Phase 2 clinical trial of ulimorelin for the acceleration of GI recovery following partial bowel resection surgery showed statistically significant results against clinically meaningful endpoints; however, we do not have the same primary endpoints in our Phase 3 clinical trials. In our Phase 2 trial, the primary endpoint was time to recovery of gastrointestinal, or GI, function based on first bowel movement, or BM, but the primary endpoint for our Phase 3 trials is GI2, which is the later of time to BM and tolerance of solid food. Although we observed statistically significant improvement in GI2 in our Phase 2 trial, we cannot assure you that our Phase 3 trials will achieve positive results. A number of factors could contribute to a lack of favorable safety and efficacy results in our Phase 3 trials. For example:

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

Favorable results in our Phase 2 clinical trial of TZP-102 for the treatment of diabetic gastroparesis may not be predictive of the safety and efficacy results in our Phase 2b clinical trial of TZP-102 for the treatment of diabetic gastroparesis.

Although our proof of concept Phase 2 clinical trial of TZP-102 for the treatment of diabetic gastroparesis showed statistically significant results against clinically meaningful endpoints, we will not have the same primary endpoints or reporting instrument in our Phase 2b clinical trial. The primary endpoint for our Phase 2 trial was the change from baseline in gastric emptying time; however, the primary endpoint for our Phase 2b trial is, based upon our meeting with the FDA in November 2010, a composite of clinically relevant, patient-reported symptoms measured by a reporting instrument with a shorter recall period. While we observed statistically significant improvements in these clinically relevant symptoms in our Phase 2 trial, we cannot assure you that our Phase 2b trial will achieve positive results. A number of factors could contribute to a lack of favorable safety and efficacy results in our Phase 2b clinical trial. For example:

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

Over the past several years, postoperative measures such as early mobilization, early feeding and removal of the nasogastric tube, without any additional pharmacological interventions, have contributed to improved recovery of GI motility in patients that undergo bowel resection surgery. Our Phase 2 trial of ulimorelin for the acceleration of GI recovery following bowel resection surgery incorporated these enhanced recovery measures. Although the protocols for our Phase 3 trials of ulimorelin also incorporate these enhanced recovery measures, additional measures may be implemented by some of the investigational sites that could further accelerate GI recovery in the placebo treated group. If we are unable to demonstrate clinically meaningful results, we may have difficulty receiving the regulatory approval necessary to commercialize ulimorelin.

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

We have completed three Phase 2 trials for ulimorelin: two in patients with diabetic gastroparesis and one in patients undergoing partial bowel resection. We have begun dosing in two Phase 3 trials in patients undergoing partial bowel resection. We have completed a Phase 2, double-blind, placebo-controlled trial in 92 subjects which evaluated TZP-102 in diabetic patients with gastroparesis over a 28-day period. We initiated a Phase 2b trial in diabetic gastroparesis patients in September 2011. We cannot guarantee that our future trials will be successful or that regulators will agree with our assessment of the preclinical studies and clinical trials we have conducted to date. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or preclinical or other studies. In addition, varying interpretation of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

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

We have limited sales, marketing or distribution experience and we will have to invest significant resources to develop those capabilities.

We have limited sales, marketing or distribution experience. To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that ulimorelin, TZP-102 or any other of our product candidates will be approved. For product candidates where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and drug product for our preclinical research and clinical trials. Any performance failure on the part of our existing or future manufacturers, or termination of our existing manufacturer relationships, could delay clinical development or regulatory approval of our product candidates. Although we believe there are a number of potential replacement manufacturers for our product candidates, we may incur added costs and delays in identifying and qualifying any such replacements because the FDA must approve any replacement manufacturer prior to manufacturing our product candidates. Such approval would require new testing and compliance inspections which could result in significant additional costs to us and delays in regulatory approval of our product candidates.

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

We currently have strategic partnerships in place relating to certain of our product candidates and technologies. We entered into a license agreement with Norgine regarding the development and commercialization of ulimorelin for the potential acceleration of GI recovery following bowel resection surgery and other diseases and disorders in Europe, Australia, New Zealand, Middle East, North Africa and South Africa. We entered into a strategic collaboration with Bristol-Myers Squibb Company, or BMS, primarily focused on the identification and optimization of novel drug compounds for certain targets of interest to BMS. These strategic partnerships may not be scientifically or commercially successful due to a number of important factors, including the following:

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

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. Our objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability or safety. We expect any product candidate that we commercialize with our strategic partners or on our own will compete with existing, market-leading products. For example, we anticipate that ulimorelin, if approved for the acceleration of GI recovery following partial bowel resection surgery, and TZP-102, if approved for the treatment of diabetic gastroparesis, would compete directly with metoclopramide, erythromycin, domperidone and alvimopan, each of which is available under various trade names sold by several major pharmaceutical companies.

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

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition or invalidity proceedings before U.S. or foreign patent offices. In addition, under the recently enacted America Invents Act of 2011 (“AIA”), the U.S. patent system, among other things, will transition from a first-to-invent to a first-to-file patent system, will increase the scope of prior art available for patentability and invalidity determinations, and will introduce new procedures, including post-grant review and inter parties review, for challenging U.S. patents once they have granted.  The various provisions of the AIA, once they become effective, may impact our ability to secure meaningful patent protection for inventions that we develop in the future.

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

We have incurred significant operating losses since we were founded in 1998 and expect to incur significant losses for the next several years as we conduct our Phase 3 trials for ulimorelin and Phase 2b trial for TZP-102. As of September 30, 2011, we had an accumulated deficit of $98.6 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

We will require substantial future capital in order to complete clinical development and commercialize our most advanced product candidate, ulimorelin, and to conduct the research and development and clinical and regulatory activities necessary to bring other product candidates to market, including TZP-102. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•	the progress, costs, results of and timing of our two Phase 3 clinical trials of ulimorelin for the acceleration of GI recovery following partial bowel resection surgery;

•
the need for, and the progress, costs and results of, any additional Phase 3 clinical trials of ulimorelin we may initiate based on the results of our clinical trials or our discussions with regulatory agencies, including any additional trials the FDA, EMA or other regulatory agencies may require evaluating the safety of ulimorelin;

•	the initiation, progress, costs, results of and timing of our Phase 2b clinical trial of TZP-102 for treatment of diabetic gastroparesis and future clinical trials of TZP-102;

•	the costs and timing of obtaining regulatory approval in the United States and abroad for our product candidates;

•	the FDA’s willingness to review our TZP-102 application under the fast track development program;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights globally;

•	the costs and timing of obtaining or maintaining manufacturing for our product candidates, including commercial manufacturing if any of our product candidates is approved;

•	the costs and timing of establishing sales and marketing capabilities in selected markets; and

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us.

Some of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we should be able to fund our operations into the second half of 2013. However, we do not expect our existing capital resources to be sufficient to enable us to fund the completion of any of our development programs through commercial introduction. We expect that we will need to raise additional funds in the future.

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

Risks Related to our Office Headquarters

The lease for our corporate facilities expires in November 2011 and we may not have the facilities to continue our operations.

Our corporate headquarters and clinical development operations are located in Durham, North Carolina, where we lease and occupy approximately 2,762 square feet of office space. The lease on our headquarters expires in November 2011. Though the lease is renewable indefinitely on mutually agreed upon terms, we may be unable to come to an agreement for an extension or renewal of the lease on acceptable terms. If we are unable to remain on our current premises, we may be unable to obtain alternative facilities and we may be unable to fully relocate our operations before termination of our current lease, thereby incurring a significant interruption in our business operations. Any relocation could result in substantial disruption of our operations and diversion of management and staff away from our core business activities. The terms for the existing or any new premises may require higher rent, advance payments, deposits or other terms disadvantageous to us.

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

Because a small number of our stockholders beneficially own a substantial amount of our common stock and have substantial control over us, your ability to influence corporate matters will be limited.

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

The trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for a stock quoted on The NASDAQ Global Market. Additionally, the public float of our common stock is approximately 29.4% of our outstanding shares of common stock, which substantially reduces the liquidity of our common stock and contributes to the limited trading volume for our common stock.

Since our initial listing on The NASDAQ Global Market on April 1, 2011, the trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for companies quoted on The NASDAQ Global Market. The quotation of our common stock on The NASDAQ Global Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. The public float of our common stock is approximately 29.4% of our outstanding shares of common stock, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

Future sales of our common stock may cause our stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in the registration statement for our IPO lapse, the trading price of our common stock could decline significantly. Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock.

After the lock-up agreements pertaining to our initial public offering expired on September 29, 2011, an additional 10,208,845 shares became eligible for sale in the public market, subject to any applicable volume limitations under federal securities laws. In addition, as of September 30, 2011, we had outstanding exercisable options and warrants to purchase 774,696 shares of common stock that, if exercised, will result in these additional shares becoming available for sale, subject in some cases to volume limitations.  Shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans will also become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, as of September 30, 2011, holders of approximately 10,232,336 shares of our common stock have the right to require us to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (a) assess and document the adequacy of internal control over financial reporting, (b) take steps to improve control processes where appropriate, (c) validate through testing that controls are functioning as documented, and (d) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed time frame that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We have limited research coverage by securities and industry analysts and may not maintain such coverage or obtain research coverage by additional securities and industry analysts. If we do not maintain such existing coverage, and additional securities or industry analysts do not commence coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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

10.1*	Non-Employee Director Compensation Policy

10.2*	Change in Control Agreement effective November 2, 2011 by and between the Registrant and David S. Moore

10.3*	Change in Control Agreement effective November 2, 2011 by and between the Registrant and Franck S. Rousseau

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Definitions Linkbase Document
___________________________________________________________________________________________

*Filed herewith
+Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows

and (iv) related notes to these financial statements tagged as blocks of text.

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

TRANZYME, INC.
(Registrant)

Date:	November 10, 2011	By:	/s/ Vipin K. Garg, Ph.D.
Vipin K. Garg, Ph.D.
President Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2011	By:	/s/Richard I. Eisenstadt
Richard I. Eisenstadt, VP, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)