Form 10-K
period 2011-12-31
TRANZYME INC
filed 2012-02-29
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___ .
Commission file number 001-35119
TRANZYME, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	63-1192270
(State or other jurisdiction of	(I.R.S. Employment
incorporation or organization)	Identification No.)
5001 South Miami Boulevard, Suite 300, Durham, NC 27703
(Address of principal executive offices including zip code)
(919) 474-0020
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00001 par value	NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2011 was approximately $66,836,014. As of February 24, 2012, there were outstanding 24,597,845 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part III of the Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the registrant's 2012 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2011.

TRANZYME, INC.
ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties including information with respect to our plans and strategy for our clinical programs and business and related financing, thereof, contain forward-looking statements that involve risks, uncertainties and assumptions. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include but are not limited to statements under the captions “Business”, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Annual Report on Form 10-K. You should be aware that the occurrence of any of the events discussed under the heading “Item 1A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update our forward-looking statements, even if new information becomes available in the future.

“Tranzyme,” “Tranzyme Pharma” and MATCH™ are trademarks or servicemarks of Tranzyme, Inc. All other trademarks are property of their respective owners.

Unless the context otherwise indicates, references in this report to the terms “Tranzyme”, “the Company”, “we,” “our” and “us” refer to Tranzyme, Inc. and its subsidiaries.

PART I.

Item 1. Business

Overview
We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel, first-in-class small molecule therapeutics for the treatment of gastrointestinal (GI) motility disorders in both the acute (hospital-based) and chronic settings. It is estimated that GI motility disorders, which are sometimes referred to as functional GI disorders, affect two in five people in the United States alone. While GI motility disorders are a highly prevalent group of persistent and recurring conditions, they are not well understood. These conditions can affect any part of the GI tract, from the esophagus to the stomach, to the small and large intestines and to the rectum. They are characterized by long-term unpredictable symptom episodes and sometimes disabling effects. They cause tremendous societal burden in terms of both monetary and personal costs. There are currently few safe and effective therapeutic options to treat motility disorders.
Our two clinical stage product candidates, ulimorelin, which is in Phase 3, and TZP-102, which is in Phase 2b, target the ghrelin receptor, a novel mechanism of action with a highly potent and direct role in the stimulation of GI motility. This mechanism of action is separate and distinct from the mechanisms utilized by prior GI motility drugs. Prior drugs targeted GI function primarily through either the serotonin or dopamine receptors and had significant safety issues, some resulting in product recalls. We believe our product candidates have the potential to offer a safe and effective treatment for GI motility disorders, an area of significant unmet medical need.
Ulimorelin (Intravenous Ghrelin Agonist)
Ulimorelin is an intravenous ghrelin agonist in Phase 3 clinical development for the acceleration of postoperative GI recovery. Ulimorelin is designed to accelerate the return of normal GI function in patients suffering from acute GI disorders. We believe ulimorelin has the potential to improve clinical outcomes in patients experiencing loss of motility function following either trauma resulting from surgery and non-surgical trauma. Ulimorelin is administered intravenously, the ideal method of delivery in patients hospitalized with these conditions.
In addition to the ongoing trials, we have completed multiple trials of ulimorelin to evaluate the safety, efficacy and properties of the product candidate. The results of those completed trials support our belief that ulimorelin will be a safe and effective treatment for improving multiple symptoms associated with acute GI motility disorders. In a 236 patient Phase 2 trial,

GI recovery following partial bowel resection surgery was accelerated by approximately 24 hours in patients receiving ulimorelin, as compared to those receiving placebo. In addition, we observed a favorable safety profile for ulimorelin. We have completed dosing in our two multinational Phase 3 trials for the acceleration of GI recovery following surgery. Each trial enrolled approximately 300 patients and was conducted at approximately 50 sites in North America and Europe. Based on discussions with the U.S. Food and Drug Administration, or FDA, at our End of Phase 2 meeting, and the advice we received from the European Medicines Agency, or EMA, the primary endpoint for our Phase 3 program will be acceleration of GI recovery in patients undergoing partial bowel resection.
TZP-102 (Oral Ghrelin Agonist)
TZP-102 is an orally-administered ghrelin agonist that we are developing for diabetic gastroparesis, an upper GI motility disorder. Gastroparesis is a debilitating, chronic condition characterized by slow or delayed gastric emptying and gastric retention that can be caused by any disease that induces neuromuscular dysfunction of the GI tract, notably diabetes. Up to 4% of the population in the United States experiences symptomatic manifestations of gastroparesis. There are currently no safe and effective therapies on the market for treating this disorder. As a result, the FDA granted TZP-102 fast track status for the treatment of diabetic gastroparesis.
We evaluated the efficacy and safety of TZP-102 in a 28-day, proof of concept Phase 2 trial of 92 patients with diabetic gastroparesis. TZP-102 was observed to be effective in improving the most prevalent and clinically relevant symptoms associated with gastroparesis in this patient population, while exhibiting a favorable safety profile. In October 2011, we announced the initiation of enrollment in a 12-week Phase 2b trial in approximately 200 patients for the treatment of diabetic gastroparesis. We expect to evaluate TZP-102 for the treatment of other upper GI disorders such as functional dyspepsia and refractory gastroesophageal reflux disease, or refractory GERD.
Our Technology and Other Product Candidates
All of our product candidates have been discovered using our proprietary Macrocyclic Template Chemistry (MATCH) technology platform, which enables us to construct synthetic libraries of drug-like, macrocyclic compounds in a predictable and efficient manner. In addition to our two most advanced product candidates, we are also developing a motilin antagonist, TZP-201, for the treatment of various forms of moderate-to-severe diarrhea, and a ghrelin antagonist, TZP-301, for the treatment of metabolic diseases. We continue to evaluate these compounds for potential clinical development.
Our Strategic Partnerships
In June 2010, we entered into a license agreement with Norgine B.V., or Norgine, a leading, GI-focused European specialty pharmaceutical company, that provides Norgine with exclusive rights to develop and commercialize ulimorelin in Europe, Australia, New Zealand, Middle East, North Africa and South Africa. We retain rights to ulimorelin in all other territories, including North America, South America and all of Asia. The license permits Norgine to develop and commercialize ulimorelin only in injectable formulations. Norgine is sharing the cost of our Phase 3 clinical trials and the cost of procuring clinical manufacturing supply for the trials. In addition, we will receive milestone payments and royalties from the sale of ulimorelin in Norgine's territories.
In December 2009, we entered into a strategic collaboration with Bristol-Myers Squibb Company, or BMS, to discover, develop and commercialize additional novel compounds discovered using our MATCH technology platform, other than our product candidates and internal programs, against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS is funding our early lead discovery efforts on these targets and is also primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all the products arising from this collaboration and for their commercialization globally. We will be entitled to development and regulatory milestone and royalty payments. In September 2011, BMS extended the research term for an additional six months, during which it will continue to fund full-time equivalent costs and other research expenses, and has a sole right to extend the research term for an additional six months.
We believe the quality as well as the breadth of our product candidate pipeline, technology platform, strategic collaborations and scientific team will enable us to become one of the leading companies focused on treating GI motility disorders.

Business Strategy
Our objective is to develop and bring to market products to treat acute and chronic GI motility disorders that are not satisfactorily or safely treated with current therapies and that represent significant market opportunities. Our business strategy is to:

•
Continue development and pursue regulatory approval for our product candidates. We have an ongoing Phase 3 program for ulimorelin and have completed dosing in our two Phase 3 clinical trials for the acceleration of GI recovery following surgery. In the third quarter of 2011, we commenced enrollment in a Phase 2b trial of TZP-102 in patients suffering from diabetic gastroparesis. We continue to assess which additional product candidates in our pipeline should be progressed into development.

•
Evaluate additional indications for ulimorelin and TZP-102. GI motility is compromised by a number of disorders, for which there are few safe and effective treatment options. We therefore, believe our product candidates, which are designed to stimulate GI motility, may be applicable to treat several disorders in addition to those we are currently pursuing. As a result, we plan to evaluate our development and commercialization plans for both ulimorelin and TZP-102 to support additional indications, such as gastric stasis in critical care settings, functional dyspepsia and refractory GERD.

•
Explore partnering opportunities to accelerate and maximize the potential of our product candidates while preserving significant commercialization rights. As we continue to generate data on ulimorelin, TZP-102 and our other product candidates, we plan to investigate development and commercialization licensing strategies with strategic partners.

•
Explore building in-house capabilities that will allow us to effectively commercialize ulimorelin in the United States. As ulimorelin progresses through its Phase 3 program, in addition to partnering, we intend to explore the development of our own hospital-based sales force and marketing capabilities to allow us to directly market ulimorelin in the United States, if approved by the FDA.

•
Leverage our MATCH platform to discover, develop and commercialize a pipeline of first-in-class products with discovery partners. All of our product candidates to date have been discovered using our proprietary MATCH drug discovery platform. We intend to continue to explore additional funded collaborations leveraging our MATCH drug discovery platform.

The Gastrointestinal Market
The health of the GI system has a major effect on an individual's daily activities and quality of life. A retrospective review published by the National Institute of Diabetes and Digestive and Kidney Diseases estimated that in 2004 there were more than 97 million ambulatory care visits with a diagnosis of a GI disorder in the United States alone. The annual cost of these GI disorders in 2004, not including digestive cancers and viral diseases, was estimated to be greater than $114.0 billion in direct and indirect expenditures, including hospital, physician and nursing services as well as over-the-counter and prescription drugs.
In 2008, Research and Markets in Business Insights estimated worldwide sales of GI drugs to be worth $49.9 billion, of which sales in the United States of $18.8 billion represented 38% of this market, the largest percentage by value. Four major GI market segments can be distinguished:

•	upper GI disorders resulting from impaired motility along the upper GI tract, including GERD, gastroparesis and functional dyspepsia;

•	lower GI disorders resulting from impaired motility affecting the small and large intestines, such as constipation and irritable bowel syndrome, or IBS;

•	inflammatory GI disorders such as Crohn's disease and ulcerative colitis; and

•	disorders of organs involved in the digestive process, such as gallbladder, liver and pancreas.
Historically GI product development efforts have focused on indications with the largest patient populations such as GERD, constipation, peptic ulcers and IBS. As a result, limited innovation has occurred in other segments of the GI market, such as upper GI motility disorders, even though these disorders affect several million patients worldwide. Consequently, due to the limited safe and effective treatments available for upper GI motility disorders, we believe there is a substantial market opportunity for us to address significant unmet medical needs.
We have focused our attention on developing products to treat patients suffering from predominantly upper GI motility disorders, identifying conditions and diseases such as delayed GI recovery following surgery, gastric stasis and gastroparesis as areas of high unmet medical needs with few, if any, effective and safe treatment options.
GI Motility Disorders
Motility disorders are one of the most common GI disorders. Motility disorders affect the orderly contractions or relaxation of the GI tract which move contents forward and prevent backwards movement. This is important in the normal movement of food throughout the GI tract.
Motility disorders are sometimes referred to as functional GI disorders to highlight that many abnormalities in gut function can occur even when structure is normal. Functional GI disorders affect the upper and lower GI tract and include gastroparesis, GERD, functional dyspepsia, constipation and IBS. It has been estimated by the International Foundation for Functional Gastrointestinal Disorders that two in five people in the United States suffer from functional GI disorders, having symptoms such as abdominal pain, nausea, vomiting, constipation, diarrhea, bloating, decreased appetite, early satiety, swallowing difficulties, heartburn or incontinence.
Delayed GI Recovery Following Surgery
Delayed GI recovery is a common problem, and can affect the stomach, small intestine and colon. Delayed GI recovery is associated most commonly with major abdominal surgery, such as bowel resection, and many other abdominal surgeries, such as cholecystectomy and resection of the small intestine, as well as any surgery requiring manipulation of the intestinal tract. It is also a well-recognized complication following gynecological surgeries, and may occur with other non-GI-related procedures including extraperitoneal surgery, joint replacement and cardiovascular surgery.
Delayed GI recovery is considered to be an inevitable consequence of major abdominal surgery and often complicates postoperative care; slow gastric emptying and disrupted intestinal motility are the main factors leading to delayed GI recovery. Patients with delayed GI recovery often endure symptoms of nausea and vomiting, abdominal pain and cramping, bloating, abdominal distention and the inability to pass stool. During this time, patients are not able to tolerate solid food or have bowel movements, the resumption of which are typically required before the patient may be released from the hospital. Delayed GI recovery may also be responsible for numerous postoperative complications, including infection, difficulty breathing, pneumonia and poor wound healing. The mechanism of delayed GI recovery is multi-faceted, and includes neural and inflammatory responses to surgical trauma. Opioid drugs used for postoperative pain may also contribute to the duration of the delay by inducing constipation.
The economic burden of delayed GI recovery is considerable. There are an estimated 340,000 bowel resection surgeries performed annually in the United States. A retrospective review titled, "Economic Burden of Postoperative Ileus Associated with Colectomy in the United States," published in the Journal of Managed Care Pharmacy in 2009, of more than 17,000 patients in the United States in 2004 who underwent bowel resection surgery found that the mean hospital length of stay for patients suffering from prolonged GI recovery was almost four full days longer. One of the key objectives of effective therapy is to accelerate postoperative GI recovery and enable hospital discharge as soon as possible.
Gastroparesis
Gastroparesis is a debilitating, chronic condition that has a significant impact on patients' lives. It is characterized by slow or delayed gastric emptying and evidence of gastric retention in the absence of mechanical obstruction. Muscular contractions in the stomach, which move food into the intestine, may be too slow, out of rhythm or cease altogether. As a result, the contents in the stomach do not move efficiently through the GI tract, resulting in multiple symptoms, including nausea, early satiety, bloating and upper abdominal pain.
Gastroparesis can be a manifestation of many systemic illnesses, arise as a complication of select surgical procedures, or develop due to unknown causes. According to the American Motility Society Task Force on Gastroparesis in an article titled "Treatment of Gastroparesis: A Multidisciplinary Clinical Review," published in Neurogastroenterology and Motility in 2006, up to 4% of the population in the United States experiences symptomatic manifestations of gastroparesis. Any disease inducing neuromuscular dysfunction of the GI tract can result in gastroparesis, with diabetes being one of the leading known causes. In one study published in Current Gastroenterology Reports in 2007, it was reported that 29% of gastroparesis cases were found in association with diabetes, 13% developed as a complication of surgery, 22% were associated with a spectrum of diseases and drugs, and 36% were due to unknown causes. As the incidence of diabetes rises worldwide, the prevalence of gastroparesis is expected to rise correspondingly.
Gastric Stasis in Critical Care
A major treatment challenge in the critical care population is impaired gastrointestinal tract motility in the form of delayed gastric emptying. As a result, patients may not be able to eat normally due to the accumulation of gastric content and increased risks of vomiting and aspiration. Consequently, adequate nutrition, hydration, and electrolyte balance can be difficult to maintain and often necessitates the use of intravenous nutritional supplementation or even total parental nutrition. This mode of nutritional supplementation in the critically ill patient population is expensive and associated with significant morbidity along with a negative prognosis for survival.
Critical care patients with diminished GI motility also demonstrate impaired immunity and a subsequent increased incidence of systemic infections, including aspiration pneumonia, ICU-acquired sepsis and multi-organ dysfunction. The attenuated immunity is thought to be due to the inability to use the GI tract for nutrition. Improving gastric motility pharmacologically, thereby allowing normal feeding is a priority for these patients. Allowing resumption of enteral feeding and thereby significantly shortening total parental nutrition has the potential to significantly improve the survival of patients and decrease ICU morbidity.
According to Critical Care Statistics in the United States produced by the Society for Critical Care Medicine in 2006,

there are approximately 6,000 critical care units in the United States alone, caring for 55,000 critically ill patients each day. Delayed gastric emptying is common, occurring in approximately 50% of mechanically ventilated critically ill patients as published in the World Journal of Gastroenterology in 2007. According to a study published in Nutrition in Clinical Practice in 2010, GI dysfunction also occurs in approximately 80% of patients with burn injuries, 67% of patients with increased intracranial pressure after head injury, 70% of multi-trauma patients, 60% of patients with sepsis, 33% of patients with respiratory failure and 30% of patients with cardiac injury.

Limitations of Current and Historical Promotility Treatments
Drugs that induce the resumption of normal GI motility have been tried for many years. Currently, there are limited treatment options for upper GI motility disorders. Promotility drugs such as Propulsid (cisapride) and Zelnorm (tegaserod), which, according to publicly available information, had global sales in excess of $1.0 billion and $500 million, respectively, have been taken off the market for safety reasons. Reglan (metaclopramide), the only therapy presently indicated for the treatment of upper GI motility disorders, has received a blackbox warning from the FDA due to serious safety concerns. In addition erythromycin, an antibiotic, has shown limited efficacy, although it is not indicated for the treatment of upper GI motility disorders.
Propulsid (cisapride), a serotonin receptor modulator, was originally brought to the market in the United States to treat nocturnal GERD. It was also used for a variety of motility disorders, such as gastroparesis, functional dyspepsia and refractory GERD. Cisapride, which launched in 1993, reached sales in excess of $1 billion in 1999, according to publicly available information. However, cisapride was voluntarily withdrawn from the market in 2000 when the risk of serious cardiac arrhythmias and death was believed to outweigh the health benefit.
Zelnorm (tegaserod), a serotonin receptor modulator, was approved in the United States in 2002 for the short-term treatment of IBS with constipation in women, followed later by an approval for chronic constipation in 2004. Tegaserod was also believed to have some activity in upper GI motility disorders and reached sales in excess of $500 million in 2006, according to publicly available information. However, tegaserod was withdrawn from the marketplace in 2007 due to an increased risk of ischemic events, including heart attacks and strokes.
Reglan (metoclopramide), a mixed dopamine and serotonin receptor modulator, is the only drug indicated for the treatment of diabetic gastroparesis in the United States. Metoclopramide is somewhat effective for short-term use only; however, approximately 20% of patients must discontinue therapy due to intolerance and acute side effects, predominantly an involuntary movement disorder, known as tardive dyskinesia, the symptoms of which mimic Parkinson's disease. Even with this limitation, according to data licensed by us from IMS Health and included in the IMS National Sales Perspectives from 2006 through 2008, approximately 958 million extended units of various formulations of metoclopramide were sold in 2008. In February 2009, the FDA required that a black box warning be added to the metoclopramide label because of the risk of tardive dyskinesia with long-term use, and recommended that its use be limited to 12 weeks.
Erythromycin is a macrolide antibiotic that also is a motilin receptor agonist. While it has demonstrated limited efficacy in upper GI motility disorders, its use is associated with concerns for bacterial infection and development of antibiotic resistance. Like cisapride, erythromycin has significant potential to interact with other medications and has also been associated with cardiac arrhythmias and death.
One additional medication, Motilium (domperidone), a dopamine receptor modulator, is not FDA-approved, but is available in the United States through various compounding pharmacies under a specific FDA restricted-access program. The efficacy of domperidone as a promotility agent is not fully established. In addition, studies have also demonstrated that domperidone, like cisapride, may cause heart rhythm abnormalities.
Two agents, Entereg (alvimopan) and Relistor (methylnaltrexone), have recently been developed to counteract the negative effects of opioids on GI tract motility.
Entereg (alvimopan), which was approved in the United States in 2008, is the only medication indicated for acceleration of postoperative GI recovery Alvimopan is a peripherally acting, mu-opioid receptor antagonist that inhibits the GI effects of opioids without affecting central pain control. Alvimopan is only available in oral form and must be administered prior to surgery, which makes it a challenge to administer in this patient population. The primary benefit of alvimopan appears to occur in patients receiving opioid medications for pain management. The drug's benefit in those patients not receiving opioid medications remains uncertain. In addition, the FDA has mandated a blackbox warning on the alvimopan label due to serious safety concerns.
Relistor (methylnaltrexone), a mu-opioid receptor antagonist, is indicated for the treatment of opioid-induced constipation in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient. It must be delivered subcutaneously due to poor oral bioavailability and has no effect in motility disorders occurring outside of opioid use. Two multinational, pivotal studies failed to demonstrate the benefit of methylnaltrexone in acceleration of postoperative GI recovery.
In light of the limited number of safe and effective alternatives for patients with motility disorders, especially treatments for long-term use, we believe a substantial market exists for promotility therapeutics that are safe and effective.

Ghrelin
Ulimorelin and TZP-102 are ghrelin agonists that may have significant advantages relative to current and formerly available promotility agents because of their novel mechanism of action. Ghrelin is a hormone produced mainly by cells of the stomach and has a highly potent and direct role in the stimulation of GI motility. Ghrelin agonists, or compounds that stimulate the ghrelin receptor, also possess strong promotility properties. This mechanism of action distinguishes our product candidates from the products discussed above, which target the serotonin and dopamine receptors. Serotonin and dopamine are major mediators of different physiological functions, both inside and outside the brain, and exert their actions through multiple different types of receptors. Although certain types of serotonin receptors are involved in the stimulation of GI motility, non-selective activity at other types of receptors may lead to unwanted side effects. As a result, earlier drugs targeting serotonin receptors have been associated with serious and life threatening cardiac arrhythmias, as well as coronary and cerebrovascular ischemic events, reflecting multiple undesirable effects outside of the GI tract. Similarly, blocking the action of dopamine by drugs targeting the dopamine receptors has been shown to improve GI motility. However, these drugs have also been shown to cross into and act in the brain, resulting in serious neurologic side effects, the most problematic being tardive dyskinesia, a condition mimicking Parkinson's disease. The unwanted side effects associated with drugs targeting serotonin and dopamine receptors resulted in a black box warning on product labeling in the case of one drug, and market withdrawal of two others. In contrast, our product candidates selectively interact at the ghrelin receptor, while avoiding such non selective actions and the associated side effects.
We believe our product candidates, ulimorelin and TZP-102, are the first small molecule ghrelin agonists to be developed specifically to improve multiple symptoms of upper GI motility disorders. Pharmaceutical companies originally targeted ghrelin to treat growth hormone, or GH, deficiency disorders, such as short stature in children, but clinical trials in this area were unsuccessful. Most of these compounds had been optimized for their GH secretion properties, not their GI promotility activity. Our compounds are from a completely new structural class, macrocycles, designed by us utilizing our proprietary MATCH technology, not previously known to interact at the ghrelin receptor. Unlike the earlier ghrelin agonists, our compounds are highly selective and potent GI motility agents. We believe the pharmacokinetic properties of these compounds contribute to the prolonged action and excellent safety profile observed to date. We are not aware of other macrocyclic compounds in development as ghrelin agonists and promotility agents.

Our Clinical Product Candidates
We utilized our MATCH drug discovery platform to discover the following product candidates with potential applications in treating motility and other disorders:

Ulimorelin (Intraveneous Ghrelin Agonist)
Ulimorelin is a first-in-class, small molecule ghrelin agonist that we are developing for the treatment of acute upper GI motility disorders. Ulimorelin accelerates the return of normal GI function in patients suffering from acute GI disorders. We believe ulimorelin has the potential to improve clinical outcomes in patients experiencing loss of motility function in conditions such as acceleration of postoperative GI recovery and gastric stasis. Ulimorelin is administered intravenously, which is the ideal method of delivery in patients hospitalized with these conditions. There are currently few safe and effective therapeutic options for these indications, and we believe that successful development of ulimorelin would fulfill a significant unmet medical need.
We have completed dosing in two multinational Phase 3 clinical trials of ulimorelin for the acceleration of GI recovery following partial bowel resection surgery. The development of ulimorelin in Europe is the primary responsibility of our European partner, Norgine.
In addition, we plan to expand our ulimorelin development program to the treatment of gastric stasis in critical care patients.
Clinical Overview
We submitted an investigational new drug application, or IND, for ulimorelin (application number 72,101) to the FDA in 2005. Our ulimorelin clinical program to date has consisted of eleven trials, eight of which were completed from 2006 through 2011. Four of these trials were completed in healthy volunteers, one in acceleration of GI recovery following open partial large bowel resection , two in patients with symptoms of diabetic gastroparesis and one in hepatically-impaired patients.
Completed Phase 2 Acceleration of Postoperative GI Recovery Trial. Our Phase 2 trial of ulimorelin for the acceleration of postoperative GI recovery trial was a multinational, multicenter, double-blind, dose-ranging, placebo-controlled trial employing an adaptive randomization design. We evaluated seven ulimorelin doses ranging from 20 to 600µg/kg against placebo, administered as single intravenous doses once daily. All subjects participating in the trial had undergone open partial large bowel resection. The trial consisted of 236 patients dosed with either ulimorelin or placebo. Demographic and baseline characteristics were comparable across treatment groups.
The primary efficacy endpoint for this trial was time to recovery of GI function as defined by the time from the end of surgery to first bowel movement, or BM. Additionally, two important secondary endpoints measured were time from end of surgery to the later of first BM and tolerance of solid food, referred to as GI2, and proportion of subjects achieving GI recovery within 72 hours after surgery. As shown in the table below, statistically significant improvement versus placebo was noted at doses of 40, 80 and 480µg/kg, with trends toward statistical significance at all doses except 20µg/kg. The objective of the adaptive randomization was to determine the smallest dose that would have at least 90% probability of achieving the maximum treatment effect, or the ED90 dose. The probability of that dose being successful in Phase 3 was also assessed. In this trial, 480µg/kg was determined to be the ED90 dose, having the best probability of success in Phase 3. The probability of 480µg/kg being successful in Phase 3 was over 80%. At the 480µg/kg dose, the median difference from placebo for time to BM was 21.6 hours (p = 0.003). Analyzed against GI2, the primary endpoint that will be employed in our Phase 3 clinical trials, median difference from placebo for the 480µg/kg dose was 23.3 hours (p = 0.002). The effects of ulimorelin persisted even after accounting for multiple variables, including country, type/duration of surgery, age and opioid consumption. We believe that the observed difference from placebo in time to GI recovery in patients receiving ulimorelin is clinically relevant.
Similarly, the proportion of subjects achieving an early recovery of GI motility within 72 hours post-surgery was also significantly greater in the 480µg/kg dose group compared to the placebo group, with 60% of patients meeting the GI2 endpoint in the 480µg/kg dose group versus 23% for patients receiving placebo. Impaired GI function that lasts for more than 72 hours is considered clinically important and is currently observed in approximately 80% of patients undergoing bowel resection.

Phase 2 Acceleration of Postoperative GI Recovery Trial:
Time to Recovery of GI Function as defined by Time to BM and Time to GI2

		Time to BM		Time to GI2
Dose (µg/kg)	Number of Subjects	Median Time (Hours)	p-value		Median Time (Hours)	p-value
Placebo	69	89.6	—		91.3	—
20	27	79.2	0.265		79.2	0.134
40	38	70.1	0.005	*	73.0	0.006	*
80	25	70.5	0.005	*	70.5	0.004	*
160	15	74.6	0.078		81.3	0.331
320	18	76.3	0.074		82.2	0.368
480	25	68.0	0.003	*	68.0	0.002	*
600	19	75.8	0.076		75.8	0.051
All Ulimorelin Doses	167	72.2	0.000	*	75.5	0.001	*
* statistically significant, p ≤0.05
Ulimorelin was generally well-tolerated and safe, with no dose dependent trends. We observed one or more treatment-emergent adverse events, or AEs, in 51.8% of patients receiving ulimorelin and 57.4% of patients receiving placebo. These AEs were consistent with the historical data for this patient population. The table below outlines the AEs experienced by 3% or more of patients receiving ulimorelin.

Phase 2 Acceleration of Postoperative GI Recovery Trial:
Treatment Emergent Adverse Events in 3% of Patients Receiving Active Drug

	Placebo		All Ulimorelin Doses
Adverse Event	Number of Subjects	Percentage of Total Subjects	Number of Subjects	Percentage of Total Subjects
Vomiting	11	16.2	22		13.1
Nausea	18	26.5	21		12.5
Fever	4	5.8	12		7.2
Wound Infection	3	4.4	7		4.2
Low Blood Albumin	3	4.4	7		4.2
Anastomotic Complications (includes leaks and fistulas)	1	1.5	7		4.2
Urinary Tract Infection	3	4.4	6		3.6
Anemia	2	2.9	6		3.6
Diarrhea	2	2.9	5		3.0
High Blood Pressure	2	2.9	5		3.0
High Blood Sugar	1	1.5	5	*	3.0
* Three patients had concurrent type 2 diabetes
For the partial bowel resection population, particular attention was paid to surgery-related AEs, such as anastomotic complications or leaks which were reported in 4.2% and 1.5% of patients receiving ulimorelin and placebo, respectively. Our observed incidence of these events is within the range reported in published data for bowel resections, where a 3-8% incidence of anastomotic leaks has been consistently observed after surgery.
Completed Phase 2 Diabetic Gastroparesis Trial. We have also conducted a proof of concept Phase 2 trial of ulimorelin in patients with symptoms of diabetic gastroparesis. This was a double-blind, randomized, placebo-controlled trial in 76 diabetic patients with moderate-to-severe symptoms due to gastroparesis. Patients were admitted to the hospital and adaptively randomized to receive a single 30-minute intravenous infusion of one of six ulimorelin doses ranging from 20 to 600µg/kg or placebo for four consecutive days. 57 patients received ulimorelin and 19 patients received placebo. Symptoms were evaluated daily with the Gastroparesis Cardinal Symptom Index, or GCSI. The GCSI consists of nine patient-rated symptom assessments, comprising three domains: (1) fullness/early satiety, (2) nausea/vomiting and (3) bloating, for quantifying the severity of gastroparesis. The 80µg/kg dose was identified as the most effective dose. On day 4, there was statistically significant improvement compared with placebo in the severity of loss of appetite and vomiting scores for that dose group (p = 0.034 and p = 0.006). In addition, the proportion of patients with at least 50% improvement in vomiting score was significantly higher with ulimorelin (p = 0.019) compared with placebo.
The treatment effects were most pronounced in patients with more severe nausea and vomiting at baseline. As shown in the figures below, there was also a significant increase in vomiting-free days in this subset of patients. In addition, a sustained decrease in vomiting severity was noted at the 30-day follow-up assessment. The pronounced and lasting effects of ulimorelin on vomiting are relevant to patients with acute episodes of severe gastroparesis who experience frequent and severe vomiting and nausea.

All doses of ulimorelin used in this trial were well-tolerated. No dose-related trends were identified with respect to AEs. The observed AEs between ulimorelin and placebo treated subjects were similar in incidence, severity, and relationship to the study drug. The most common AEs in the ulimorelin treated subjects were diarrhea (3 subjects compared to 0 subjects for placebo) and hyperglycemia (6 subjects compared to 0 subjects for placebo). These events did not lead to the discontinuation of therapy. No other clinically relevant changes were observed with respect to laboratory, vital sign or the extensively evaluated electrocardiogram, or ECG, parameters.
Other Clinical Trials of Ulimorelin. In addition to our Phase 2 trials, we have also completed single and multiple ascending dose Phase 1 clinical trials in healthy volunteers, an evaluation in a Phase 1 clinical trial of a single dose in a Phase 1 clinical trial in subjects with mild, moderate or severe hepatic impairment, in comparison with healthy subjects, an open-label trial examining the effect of ulimorelin on the pharmacokinetics of midazolam after repeat dose administration of ulimorelin in healthy volunteers and a thorough ECG evaluation study, or "QTc" study, involving 160 healthy subjects. Prolongation of QTc is associated with elevated risk of cardiac arrhythmias and sudden death. Arrhythmias due to drug-induced QTc prolongation are the second most common cause for drug withdrawal and have been cause for increasing concern in the drug development arena. Our QTc study measured a multitude of electrophysiological parameters and no deleterious effect on these parameters was apparent. In a separate double-blind, cross-over trial of 10 subjects with diabetic gastroparesis, ulimorelin showed a statistically significant (p = 0.043) acceleration of gastric emptying of a solid meal relative to placebo.
Ongoing Ulimorelin Trials. Based on our discussion with the FDA at our End of Phase 2 Meeting, and the advice we received through the Scientific Advice procedure with the EMA, we determined the clinical trial design and endpoints for our Phase 3 program. We have completed dosing of two multinational Phase 3 clinical trials for the acceleration of GI recovery following partial bowel resection surgery. Each trial was comprised of approximately 300 patients and conducted at approximately 50 sites in North America and Europe. In these double-blind, placebo-controlled trials, patients undergoing partial bowel resection were evenly randomized to one of three treatment groups: ulimorelin 480µg/kg, 160µg/kg or placebo. These doses have previously been evaluated for tolerability, safety and efficacy in clinical trials, and were selected based on data from the Phase 2 acceleration of postoperative GI recovery trial. The Phase 3 trials consist of a screening period, an in-patient treatment period, a follow-up phone call 14 days after the surgery and a follow-up clinic visit 35 days after the surgery. The initial dose was implemented within one hour post surgery. Additional doses were given once per day for up to a maximum of seven days until the primary endpoint was achieved. The use of opioids for postoperative pain was expected in all patients. The primary endpoint of each trial is the time to GI recovery as defined by time to GI2. Secondary endpoints include:

•	time from the end of surgery to first BM;

•	proportion of subjects achieving GI2 by 72 hours post surgery;

•
time to "met discharge criteria" defined as meeting all of the following criteria: effective transit of intestinal contents, tolerance of oral intake, analgesia consistent with discharge status and medically stable for discharge; and

• incidence of nausea and vomiting.
We are also currently conducting an open label, single dose, mass balance study in healthy male subjects. Additionally, we will be conducting two drug-to-drug interaction studies.

TZP-102 (Oral Ghrelin Agonist)
TZP-102 is an orally-administered ghrelin agonist that we are developing for diabetic gastroparesis, a chronic upper GI motility disorder. Though targeting the same receptor as ulimorelin, TZP-102 is structurally different and distinct from ulimorelin. The compositions of matter of these two new chemical entities are claimed under separate patents and patent applications.
TZP-102 has been granted fast track status by the FDA for the treatment of gastroparesis in diabetic patients. Dosing is ongoing in a 12-week, multinational, multicenter, randomized placebo-controlled Phase 2b trial of TZP-102 in patients with diabetic gastroparesis. We also expect to evaluate TZP-102 for the treatment of other upper GI motility disorders such as functional dyspepsia and refractory GERD.
Clinical Overview
We submitted an IND for TZP-102 (application number 78,799) to the FDA in 2007. The TZP-102 clinical program to date includes successfully completed Phase 1 and Phase 2 trials in 2009 and 2010. The single/multiple dose Phase 1 trial was conducted in healthy volunteers, while the Phase 2 trial was performed in subjects with diabetic gastroparesis.
Completed Phase 2 Diabetic Gastroparesis Trial. We evaluated the efficacy and safety of TZP-102 in a 28-day, Phase 2 proof of concept trial of 92 patients with diabetic gastroparesis. Subjects were eligible for the trial if they had diabetes, delayed gastric emptying and overall GCSI symptom severity equal to or exceeding 2.66, which was considered to be moderately severe. Subjects were randomized to receive 10mg, 20mg or 40mg once-daily oral doses of TZP-102 or placebo for 28 days, followed by a 30-day withdrawal period. Symptoms were evaluated by patient-reported symptom severity scales during treatment on dosing days 8, 15 and 28 and during follow-up on days 42 and 58.
The effect of TZP-102 on improvement of gastroparesis symptoms was evaluated by assessing the change from baseline in patient-reported symptom scores at each evaluation visit. Statistically significant improvements or trends towards significant improvement versus placebo were observed in multiple individual symptoms across all TZP-102 dose groups. While all doses of TZP-102 were superior over placebo, the maximum improvement in symptom scores was achieved at the 20mg dose. At the end of the 28-day treatment period, a statistically significant improvement versus placebo was observed with 20mg TZP-102 for each of the most prevalent and clinically relevant symptoms for this patient population, as shown in the table below.

Phase 2 Diabetic Gastroparesis Trial: Improvement over Placebo in Most Prevalent and
Clinically Relevant Symptoms

		TZP-102 20mg (n=21)
Symptom	Baseline Score	Improvement over Placebo at Day 28	p-value
Nausea	3.2	1.0	0.029	*
Early Satiety	3.1	1.0	0.001	*
Bloating	3.8	0.7	0.045	*
Upper Abdominal Pain	2.7	0.7	0.043	*
Postprandial Fullness	4.0	1.0	0.020	*
* statistically significant p<0.05
Based on discussions with the FDA at our meeting in November 2010, the primary endpoint for our ongoing Phase 2b trial is based on patient-reported symptom scores for nausea, early satiety, bloating and upper abdominal pain. Baseline and day 28 data for these four most clinically relevant gastroparesis-related symptoms for all dose groups are presented in the figures below.

Improvement in symptoms was apparent as early as day 8 and continued during the 28-day treatment period. These effects reverted with discontinuation of treatment. Changes over time in the four clinically relevant symptoms for the 20mg TZP-102 dose and placebo groups are illustrated in the figures below.

In addition to the gastroparesis-related symptoms above, we also evaluated upper abdominal discomfort, lower abdominal pain and lower abdominal discomfort, which are considered important in other GI motility disorders. Each of these symptoms markedly improved over time in patients receiving the 20mg TZP-102 dose and reached significance by day 28 with a p-value of 0.02. These data suggest that TZP-102 has potential use in other motility disorders as well.
The effects on gastric emptying were assessed by breath testing on days 1 and 28. The proportion of patients with normalized gastric emptying on day 28, the final day of treatment, was 52.6% for 20mg TZP-102 and 36.0% for placebo, although these differences did not reach statistical significance. As in prior studies reported in medical literature, gastric emptying in individual patients correlated poorly with symptom improvement.
All three doses of TZP-102 were well-tolerated during the four week treatment period. A total of 50 patients (75.8%) who received TZP-102 and 20 patients (76.9%) who received placebo experienced one or more treatment-emergent AE. The majority of these reported AEs were mild.
Due to the expected chronic use of this product candidate, we studied the effect of TZP-102 on certain pharmacological and physiological parameters including body weight, GH, insulin-like growth factor-1, or IGF-1, glucose profile and cardiovascular parameters. Body weight of subjects that were enrolled in the trial was measured at every trial visit. No significant treatment-related changes in body weight were observed. After 28 days of treatment the average body weight change from baseline was 0.4 kg, 0.0 kg, -0.2 kg and 0.3kg for patients receiving 10mg, 20mg, 40mg TZP-102 and placebo, respectively. Blood GH and IGF-1 concentrations were assessed before and hourly for four hours after the first and last administrations of TZP-102 on day 1 and day 28 visits. Transient and minimal increases in mean serum GH concentration were observed only with the 40mg TZP-102 dose. We observed no increase in GH concentration at the 10mg and 20mg doses. There was considerable variability in the assessments of IGF-1 concentrations among patients in each treatment group; however, these values remained within normal physiologic concentrations of IGF-1, and no significant effects were identified. Blood glucose levels, measured pre-meal and at one and two hours after initiation of a meal, did not indicate any clinically important differences in glucose profile between patients exposed to TZP-102 and placebo. Extensive ECG monitoring did not reveal any significant effects on various electrophysiological parameters.
Phase 1 Trial. The safety, pharmacokinetics and pharmacodynamics of escalating single and multiple dose regimens of TZP-102 were evaluated in a single and multiple ascending dose Phase 1 trial in 45 healthy subjects. Doses up to 80mg were well-tolerated. No clinically relevant differences in profile and/or incidence of adverse events, vital signs, ECG parameters and clinical chemistry data between single or multiple dose TZP-102 groups and placebo groups were observed. TZP-102 demonstrated good oral bioavailability that was estimated to range between 80 and 85%. Multiple-dose applications up to 14 days suggested no accumulation of the drug. An observed half-life of approximately 110 hours supports daily dosing for the product candidate.
Ongoing 12-Week Phase 2b Trial. Dosing is presently ongoing in a 12-week, multinational, multicenter, randomized placebo-controlled Phase 2b trial of TZP-102 in patients with diabetic gastroparesis. We expect this trial will enroll approximately 200 patients at approximately 40 sites across North America and Europe. The trial population will consist of diabetic patients with gastroparesis, identified by the presence of relevant symptoms and delayed gastric emptying. Patients will be evenly randomized to one of three treatment groups comprised of TZP-102 20mg, 10mg or placebo. Based on our discussions with the FDA, we will use specific symptoms from a composite score, the Gastroparesis Symptom Daily Diary, or GSDD, as a patient-reported outcomes instrument to assess efficacy in this patient population. The primary efficacy endpoint for the TZP-102 Phase 2b clinical trial is based upon a change from baseline in total composite score of the specific symptoms included in the GSDD: nausea, early satiety, bloating and upper abdominal pain. In our Phase 2b clinical trial, we will continue to collect data on gastric emptying in an ongoing effort to assess its role in the evaluation of gastroparesis patients.

Our Preclinical Product Candidates
TZP-201 (Motilin Antagonist)
Motilin is a peptide hormone, localized in the GI tract, which is primarily responsible for the initiation of the migrating motor complex. These migrating motor complexes help facilitate the movement of indigestible substances through the GI tract.
TZP-201 is a motilin antagonist that we are developing for the treatment of various forms of moderate-to-severe diarrhea. TZP-201 has demonstrated significant reduction in pre- and post-prandial migrating motor complex patterns in dog models with dose-dependent activity at a dose as low as 0.1 mg/kg. TZP-201 has also demonstrated reduction in the incidence of diarrhea in dogs treated with irinotecan, a potent chemotherapeutic with high incidence of diarrhea, more effectively than either of two current treatments, octreotide and loperamide. We intend to continue to evaluate TZP-201 for treatment of chemotherapy-induced diarrhea.
TZP-301 (Ghrelin Antagonist)
Antagonism of the ghrelin receptor has recently been identified as a strategy for the treatment of metabolic diseases due to the involvement of ghrelin in the control of energy balance and appetite. We are developing TZP-301, an oral ghrelin antagonist, for the treatment of metabolic diseases. We have identified ghrelin antagonist lead compounds with potent binding and functional activity utilizing our MATCH technology. We intend to continue additional research into the safety and efficacy of these molecules.

Our Technology
All of our product candidates have been identified using our MATCH (Macrocyclic Template Chemistry) proprietary drug discovery and medicinal chemistry technology. The first library of compounds was built in 1998 and the first patent application covering MATCH was filed in 1999. With MATCH, we have the ability to construct synthetic libraries of drug-like, orally administered macrocyclic compounds in a predictable and efficient manner. We have utilized MATCH for the optimization and development of proprietary small molecule macrocycles. Our macrocycles are a distinct class of small molecules with defined and predictable shapes. Although many macrocyclic compounds from natural sources or with complex chemistries have been successfully developed as marketed drugs, our compounds are completely synthetic.
MATCH compounds mimic the favorable binding characteristics of proteins and peptides such as tight receptor binding for high potency and selectivity, while eliminating the drawbacks associated with these biomolecules—poor metabolic stability, low oral bioavailability, lack of membrane permeability, high manufacturing costs and antigenicity. In order to attain high affinity and to bind selectively to a targeted receptor, a successful mimetic must reproduce both the functionality and the orientation of the receptor-bound peptide ligand. Our macrocycles incorporate three recognition moieties locked in a defined, cyclic, three-dimensional structure by a proprietary non-peptide chemical fragment called a tether. MATCH enables us to vary these tethers in order to control and modulate spatial orientation. While the recognition moieties provide the elements that interact with the targeted receptor, the tethers define and control their unique conformation, ensuring tighter binding and improved potency. MATCH also enables the incorporation of recognition elements other than amino acids to explore the effects of other functionalized building blocks.
MATCH possesses significant strategic advantages over traditional methods of drug discovery:

•	accelerated hit-to-lead-to-clinic progression due to simultaneous and controlled variation of critical parameters to optimize compound affinity and selectivity;

•	reliable, scalable chemistry;

•	simultaneous scanning of diversity in composition and in conformation, which results in improved activity and selectivity;

•	efficacy on multiple targets and multiple target classes;

•	direct generation of lead compounds and use as a template from which further modifications can be performed;

•	employs individual building blocks designed to enhance potential bioactivity and to modulate and optimize any observed activity;

•	low number of rotatable bonds, which favors high oral bioavailability and successful progression through the clinic; and

•	provides metabolic and proteolytic stability and improved PK-ADME profile.
Despite these strategic advantages, MATCH has certain disadvantages relative to traditional methods of drug discovery, namely:

•
there is limited previous drug discovery using synthetic macrocycles, hence there is a lack of literature or other guidance for structural activity relationship development and improvement of pharmacokinetic, absorption, distribution, metabolism, excretion or other properties;

•	molecular modeling of macrocyclic structures is not well understood and appropriate parameters are often unavailable, limiting the impact from this key tool for modern drug discovery;

•	certain linear precursor structures can prove difficult or even impossible to cyclize, hence not all desired molecules can be synthesized;

•
the semi-peptidic nature and molecular size of the macrocyclic compounds make blood brain barrier penetration, required for certain targets and disease indications, more challenging than with many traditional small molecules; and

•	MATCH is not applicable to all targets, including those with very small or lengthy and/or disparate binding sites.

Strategic Partnerships
We have entered into two strategic partnerships. One is a regional license for our most advanced product candidate, ulimorelin, and the second is a discovery and development collaboration based on our proprietary chemistry technology, MATCH.
Norgine
In June 2010, we entered into a license agreement with Norgine, a leading, GI-focused European specialty pharmaceutical company, that provides Norgine with exclusive rights to develop and commercialize ulimorelin in Europe, Australia, New Zealand, Middle East, North Africa and South Africa. We retain all other territories, including North America, South America and all of Asia. The license permits Norgine to develop and commercialize ulimorelin only in injectable formulations, and restricts us from developing and commercializing another injectable ghrelin agonist in the licensed territory, as long as Norgine commercializes ulimorelin in its territories.
We are co-managing the Phase 3 development campaign with Norgine. We have completed dosing in our multinational Phase 3 trials to support regulatory approval in each of our territories. Norgine is sharing the cost of our Phase 3 clinical trials and the cost of procuring clinical manufacturing supply for the trials. Each party is solely responsible for the managing and cost of regulatory filings specific to its own territories. In addition, each party is solely responsible for the cost of any special studies required for regulatory approval only in its own territory. Norgine is obligated to use commercially reasonable efforts to commercialize ulimorelin in its territory.
Norgine paid us an upfront license fee of $8 million and purchased $2 million in equity upon executing the license. In addition, Norgine is required to pay us up to approximately $150 million upon the completion of development, regulatory and sales milestones over the duration of the license. Norgine is obligated to pay royalties on product sales, in sales-based tiers as a percentage of net sales beginning in the low teens escalating up several tiers to the high twenties, for the shorter of ten years from commercialization of each product and the last to expire patent licensed to it under the agreement. The license will remain in effect until Norgine no longer has any royalty payment obligations to us on a product-by-product and country-by-country basis after which the license shall become fully-paid, royalty-free and non-exclusive. Either party has the right to terminate the agreement with respect to a specific product or country if the other fails to cure a material breach within ninety days after receiving notice thereof. Prior to the first commercial sale of any product in the licensed territory, Norgine may terminate the agreement without cause with three months prior written notice. After the first commercial sale, Norgine must provide six months prior written notice and the terms of termination are conditioned on our ability to transfer the commercialization to a third party within those months.
Bristol-Myers Squibb
In December 2009, we entered into a strategic collaboration with BMS to discover, develop and commercialize additional novel compounds discovered using our MATCH technology platform, other than our product candidates and internal programs, against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS is funding our early lead discovery efforts on these targets and is also primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all the products arising from this collaboration and for their commercialization globally.
All intellectual property is retained by us up to the point an early discovery candidate is identified, at which point we will license that candidate and the series of compounds related to that candidate to BMS. The targets the parties are developing collaboratively remain exclusive to BMS for a period of seven years, unless BMS terminates work on the target or if BMS fails to use commercially reasonable efforts in the discovery, development or commercialization of the products that result from the collaboration.
BMS is obligated to use commercially reasonable efforts for at least one lead per target to obtain regulatory approvals and commercialize any products thereof after receiving regulatory approvals. BMS is obligated to provide us with a detailed report regarding the development and commercialization efforts and achievement of milestones. BMS is also solely responsible for the costs and expenses of preparing and submitting applications for obtaining regulatory approval with our reasonable cooperation.
BMS paid us $10 million in upfront license fees upon execution of the agreement and will fund full-time equivalent costs and other research expenses for the initial two-year research term of the agreement. In September 2011, BMS extended the research term for an additional six months, during which it will continue to fund full-time equivalent costs and other research expenses, and has a sole right to extend, with funding, the research term for an additional six months. We are entitled to development and regulatory milestone payments totaling up to approximately $80 million and up to $30 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved.
In addition, BMS is obligated to pay us single-digit percentage royalties on a product-by-product, country-by-country basis for a period lasting the later of 10 years or the last to expire valid claim of any royalty-bearing patent licensed to BMS. We are responsible for paying certain third party royalties arising from the collaboration. We are also entitled to sales-based milestone payments.
The agreement will remain in effect until BMS no longer has any payment obligations to us on a product-by-product and country-by-country basis. Either party has the right to terminate the agreement with respect to a specific product or target if the other fails to cure a material breach within 90 days after receiving notice thereof. BMS may also terminate the agreement without cause upon 90 days prior written notice so long as BMS provides payment in full of all amounts owed.

Intellectual Property and Proprietary Rights
Overview
We have been building and continue to build our intellectual property portfolio relating to ulimorelin, TZP-102 and our preclinical programs. We seek patent protection in the United States and internationally for our products, their methods of use, and processes for their manufacture, and for other technologies, where appropriate. Our policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad (including Europe, Canada, Japan and certain other countries when appropriate) relating to proprietary technologies that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology. For this and more comprehensive risks related to our intellectual property, please see "Risk Factors—Risks Related to Our Intellectual Property."
Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technologies we consider important to our business, defend our patents, preserve the confidentiality of our trade secrets and operate our business without infringing the patents and proprietary rights of third parties.
We have established and continue to build proprietary positions for ulimorelin, TZP-102, our pipeline product candidates and technology in the United States and abroad.
Patent Portfolio
Our ulimorelin patent portfolio currently includes four issued, two reissued, and one allowed U.S. patents. In addition, this portfolio includes one granted European patent that is in the process of being validated, one accepted Australian patent, one allowed Japanese patent, eight pending U.S. non-provisional patent applications, two pending international (PCT) application and 17 pending foreign patent applications that relate to issued U.S. patents or pending U.S. non-provisional patent applications. We own all of the issued patents and all of the pending applications.
The issued U.S. patents and the allowed European patent, which are scheduled to expire in 2024, contain claims directed to, among other things, the ulimorelin molecule, pharmaceutical compositions containing the ulimorelin molecule and methods of using ulimorelin to treat gastrointestinal disorders. The pending applications contain claims directed to, among other things, methods of using ulimorelin to treat other disorders, intermediates for the molecule and processes for making the molecule and intermediates. Corresponding patent applications are pending in Japan, Canada and other countries. Under our license agreement, Norgine is required to prosecute and maintain the patents related to ulimorelin molecule in Europe, Australia, New Zealand, Middle East, North Africa and South Africa. If claims in our pending U.S. provisional patent application covering the specific crystalline solvate form of ulimorelin are ultimately issued, they could expire in 2030.
In addition to the patents and patent applications relating to ulimorelin, we currently have a pending U.S. non-provisional patent application and 13 pending foreign counterpart patent applications in Europe, Japan, Canada, China, India, Brazil, Australia and other countries, which are directed to TZP-102 and other ghrelin modulator molecules, pharmaceutical compositions thereof, intermediates for these molecules, methods of using these molecules to treat various diseases and disorders, and to processes of synthesizing the molecules, as well as an issued U.S. patent that includes a particular method of using TZP-102. The patent and patent applications, if issued, could expire between 2027 and 2028. We own all of these pending applications.

Our patent portfolio also contains patents and patent applications relating to our other pipeline products and our MATCH drug discovery technology. With regard to our TZP-201 product candidate, we have an issued U.S. patent, a granted European patent and an allowed Japanese patent, each of which is scheduled to expire in 2024, and two pending U.S. non-provisional patent applications covering TZP-201 and other motilin antagonist molecules, pharmaceutical compositions thereof, intermediates for these molecules and methods of using these molecules to treat various diseases and disorders, as well as counterpart patent applications pending in China, Canada and other countries. Patents, if issued, from these applications could have terms expiring between 2024 and 2027. With regard to our TZP-301 product, we have two pending U.S. non-provisional patent applications and one pending international (PCT) patent application covering TZP-301 and other ghrelin antagonist/inverse agonist molecules, pharmaceutical compositions thereof and methods of using these molecules to treat various diseases and disorders, as well as counterpart patent applications pending in Europe, Japan and other countries. Patents, if issued, from these applications could have terms expiring between 2025 and 2030. With regard to our MATCH drug discovery technology, we have four issued U.S. patents, two granted European patents and one allowed Japanese patent, with terms expiring in 2020 and 2024, four pending U.S. non-provisional patent applications and two pending international (PCT) patent applications, covering certain general macrocyclic compound classes, specific macrocyclic compounds, synthetic methods for making these compounds, uses of these compounds and intermediates for these compounds, as well as counterpart patent applications pending in Canada and other countries. Patents, if issued, from these applications could have terms expiring between 2020 and 2030. We own all of the issued patents and all of the pending applications mentioned, except for one of the pending PCT applications which is jointly owned with an academic partner relating to a specific use for a particular subclass of macrocyclic compounds.
The U.S. patent system permits the filing of provisional and non-provisional patent applications. A non-provisional patent application is examined by the U.S. Patent and Trademark Office, or USPTO, and can mature into a patent once the USPTO determines that the claimed invention meets the standards for patentability. A provisional patent application is not examined for patentability, and automatically expires 12 months after its filing date. As a result, a provisional patent application cannot mature into a patent. The requirements for filing a provisional patent application are not as strict as those for filing a non-provisional patent application. Provisional applications are often used, among other things, to establish an earlier filing date for a subsequent non-provisional patent application. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent's term may be lengthened by patent term adjustment or PTA, which compensates a patentee for administrative delays by the USPTO in granting a patent. In view of a recent court decision, the USPTO is under greater scrutiny regarding its calculations where the USPTO erred in calculating the patent term adjustment for the patents in question denying the patentee a portion of the patent term to which it was entitled. Alternatively, a patent's term may be shortened if a patent is terminally disclaimed over another patent.
The effective filing date of a non-provisional patent application is used by the USPTO to determine what information is prior art when it considers the patentability of a claimed invention. If certain requirements are satisfied, a non-provisional patent application can claim the benefit of the filing date of an earlier filed provisional patent application. As a result, the filing date accorded by the provisional patent application may supersede information that otherwise could preclude the patentability of an invention.
The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, or PTE, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a PTE of up to five years beyond the expiration of the patent. The length of the PTE is related to the length of time the drug is under regulatory review.
Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA or other regulatory approval, we expect to apply for PTEs on patents covering those products. Depending upon the timing, duration and specifics of FDA approval of ulimorelin, TZP-102 and our other products, one or more of our U.S. patents may be eligible for limited patent term restoration.
Other Intellectual Property Rights
We seek trademark protection in the United States and internationally where available and when appropriate. We have filed for trademark protection for the Tranzyme and Tranzyme Pharma marks, which we use in connection with our pharmaceutical research and development collaborations as well as products. We currently have registered trademarks for Tranzyme and Tranzyme Pharma in the United States and Canada. We have also filed for trademark protection for potential brand names for our ulimorelin product.
We are aware of third party United States patents, and corresponding foreign counterpart applications, that contain broad claims related to methods of using certain general types of compounds, which may be construed to include ulimorelin and TZP-102, for stimulation of gastrointestinal motility or treatment of neuropathy associated with diabetes. Based on our analyses and supporting legal opinions, if any of the above third party patents were asserted against us, we do not believe our proposed products or activities would be found to infringe any valid claim of these patents. If we were to challenge the validity of this or any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent's claims. There is no assurance that a court would find in our favor on questions of infringement or validity.
From time to time, we may find it necessary or prudent to obtain licenses from third party intellectual property holders. Where licenses are readily available at reasonable cost, such licenses are considered a normal cost of doing business. In other instances, however, we may use the results of internal analyses to guide our early-stage research away from areas where we are likely to encounter obstacles in the form of third party intellectual property. For example, where a third party holds relevant intellectual property and is a direct competitor, a license might not be available on commercially reasonable terms or available at all.
It is impossible to establish with certainty that our technology platform or our product programs will be free of claims by third party intellectual property holders. Even with modern databases and on-line search engines, literature searches are imperfect and may fail to identify relevant patents and published applications. Even when a third party patent is identified, we may conclude, upon a thorough analysis, that we do not infringe some, if not all, of the claims of the patent or that some, if not all, of the claims of the patent are invalid. If the third party patent owner disagrees with our conclusion and we continue with the business activity in question, we might have patent litigation thrust upon us. Alternatively, we might decide to initiate litigation in an attempt to obtain a declaration that the third party patent is invalid or non-infringed by our activity or that the patent is enforceable. In either scenario, patent litigation typically is costly and time-consuming, and the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our technology platform as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business.
To protect our competitive position, it may be necessary to enforce our patent rights through litigation against infringing third parties. Litigation to enforce our own patent rights is subject to the same uncertainties discussed above. In addition, however, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize our products or our platform technology, and then compete directly with us, without payment to us.
Confidential Information and Inventions Assignment Agreements
We require our employees, consultants and members of our scientific advisory board to execute confidentiality agreements upon the commencement of employment, consulting or collaborative relationships with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law. Our consulting agreements also provide for assignment to us of any intellectual property resulting from services performed for us.

Sales and Marketing
We intend to develop and commercialize our product candidates in the United States alone, or with partners, while out-licensing commercialization rights for other territories. Our goal is to retain significant control over the commercial execution of our products, while participating in a meaningful way in the economics of all drugs that we bring to market.
Our commercial strategy for ulimorelin, if approved, is to sell this product in the United States into acute care settings. We believe that the product candidate will initially be used primarily by a small number of specialty surgeons at hospitals. If approved for the indication we are seeking, we plan to demonstrate to hospital pharmacy and therapeutics committees the pharmacoeconomic benefits and improvements of ulimorelin to quality of care for post-surgical patients. In the United States, we intend to explore building an internal marketing and sales infrastructure necessary to market and sell ulimorelin or alternatively contracting with commercial sales organizations. We will also explore the possibility of entering into strategic partnerships for the development and commercialization of ulimorelin. Outside the United States, we plan to use Norgine's existing in-house sales force or incumbent sales relationships in Europe, Australia, New Zealand, Middle East, North and South Africa. We also plan to explore using strategic partners for the development and commercialization of ulimorelin in Asia.
Our strategy for TZP-102, if approved, will be to establish TZP-102 as the prescription product of choice for upper gastrointestinal motility disorders, initially gastroparesis. If the product is approved, our expectation is that TZP-102 would initially be sold to gastrointestinal and endocrinologist specialists. We also plan to utilize strategic partners or contract sales forces to assist in the commercialization of TZP-102, and with such partners, plan to build awareness in patient populations that the symptoms associated with gastroparesis can dramatically impact sufferers' quality of life. We anticipate that the product will be predominantly sold through primary care physicians.

Manufacturing
We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and finished product for our preclinical research and clinical trials. We do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates. If any of our products are approved by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for the commercial production of those products. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

Competition
The pharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.
We expect that, if approved, ulimorelin will compete directly with alvimopan for the acceleration of postoperative GI recovery and metoclopramide, erythromycin and domperidone as a treatment for both gastroparesis and gastric stasis, and that, if approved, TZP-102 will also compete directly with metoclopramide, erythromycin and domperidone as a treatment for gastroparesis.

    Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors' drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete.

Regulatory Matters
Government Regulation and Product Approval
Government authorities in the United States at the federal, state and local level, and other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. Our product candidates, including ulimorelin and TZP-102, must be approved by the FDA through the new drug application, or NDA, process before they may legally be marketed in the United States.
United States Drug Development Process
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA and implementing regulations. The process of obtaining regulatory approvals and compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA for a new drug;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP; and

•	FDA review and approval of the NDA.
The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.
Once a pharmaceutical product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance.
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board, or IRB, must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.
Each new clinical protocol and any amendments to the protocol must be submitted to the IND for FDA review, and to the IRBs for approval. Protocols detail, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted in patients.

•
Phase 2. Involves trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.

•
Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
U.S. Review and Approval Processes
The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug proposed labeling and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the product. The submission of an NDA is subject to the payment of a substantial user fee; a waiver of such fee may be obtained under certain limited circumstances. For example, the agency will waive the application fee for the first human drug application that a small business or its affiliate submits for review.
In addition, under the Pediatric Research Equity Act of 2003, or PREA, which was reauthorized under the Food and Drug Administration Amendments Act of 2007, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.
The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be re-submitted with the additional information. The re-submitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product's identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. An advisory committee is a panel of experts who provide advice and recommendations when requested by the

FDA on matters of importance that come before the agency. The FDA is not bound by the recommendation of an advisory committee.
The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA in its present form. The complete response letter usually describes all of the specific deficiencies that the FDA identified in the NDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing.
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug's safety and effectiveness after NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.
Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration dates, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.
Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical studies necessary to demonstrate safety and effectiveness.
Pediatric exclusivity is another type of exclusivity in the United States. Pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity or statutory delay in approval resulting from a patent certification. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued "Written Request" for such a trial. The current pediatric exclusivity provision was reauthorized in September 2007.
Expedited Development and Review Programs
The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The FDA granted fast track designation to ulimorelin for the treatment of severe gastroparesis and to TZP-102 for the treatment of gastroparesis in diabetic patients. A company whose drug receives fast track designation may be eligible for more frequent meetings with the FDA to discuss the drug's development plan and ensure collection of appropriate data needed to support drug approval, and more frequent correspondence from the FDA about such things as the design of the proposed clinical trials. In addition, for a fast track product, the FDA may consider for review on a rolling basis sections of the NDA before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
A fast track product may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A fast track product is eligible for priority review if it has the potential to provide safe and effective therapy where no adequate alternative therapy exists or it offers a significant advance in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an NDA designated for priority review in an effort to facilitate the review. However, priority review status is only granted after an NDA has been submitted and there is no guarantee that any of our product candidates will receive it. Additionally, a fast track product may be eligible for accelerated approval. Drugs studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. There is no guarantee that any of our product candidates will receive accelerated approval. Fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.
Post-Approval Requirements
Any drugs for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers of drugs must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.
Drug manufacturers and other entities involved in the manufacturing and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. We rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or may require substantial resources to correct.
The FDA may withdraw a product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal penalties.
From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, the FDA regulations and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our product candidates. It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be.
Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to clinically evaluate or sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the Untied States.

Corporate Information
In 1998, we formed Tranzyme, Inc., a Delaware corporation, the entity through which we conduct our operations in the United States. In December 2003, we entered into a business combination with Neokimia Inc., a Quebec, Canada, based chemistry company, and changed its name to Tranzyme Pharma Inc., or Tranzyme Pharma. Our principal offices are located in at 5001 South Miami Boulevard, Suite 300, Durham, North Carolina, 27703. Our telephone number is (919) 474-0020.
We are subject to the information requirements of the Exchange Act. Therefore, we file public reports, proxy statements and other information with the SEC, which may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at (800) SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy information statements, and other information that issuers file electronically.
In addition, we maintain a website at www.tranzyme.com and make available free of charge through this website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at www.tranzyme.com, or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We also make available on our website (i) the charters for the committees of our Board of Directors, including the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, and (ii) our Code of Business Conduct and Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission.

Employees
As of February 15, 2012 we had a total of 47 employees, of which 23 are scientists engaged in discovery research, analytical and manufacturing support of our product candidates, 11 are scientists in our drug development operations and 13 are in general and administrative functions.
Item 1A.  Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to the Development, Regulatory Approval and Commercialization of our Product Candidates

Our near-term success is largely dependent on the success of our clinical stage product candidates, ulimorelin, which is in Phase 3 clinical development and TZP-102, which is in Phase 2b clinical development. Our other product candidates are in the preclinical research stage. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We have invested, and expect to continue to invest, a significant portion of our time and financial resources in the development of our clinical stage product candidates, ulimorelin for acceleration of postoperative gastrointestinal (GI) recovery, and TZP-102 for the treatment of diabetic gastroparesis. We have also invested a significant amount of time and financial resources in the development of our other product candidates, TZP-201 and TZP-301. We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of these product candidates, particularly our clinical stage product candidates ulimorelin and TZP-102. The future regulatory and commercial success of these product candidates is subject to a number of risks, including the following:

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

We have not submitted an NDA or received regulatory approval to market for any of our product candidates in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish each product candidate’s safety and efficacy. Our product candidates, and any future product candidates, may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

We have completed three Phase 2 trials for ulimorelin: two in patients with diabetic gastroparesis and one in patients undergoing partial bowel resection. We have completed dosing in our two Phase 3 trials in patients undergoing partial bowel resection. We have completed a Phase 2, double-blind, placebo-controlled trial in 92 subjects which evaluated TZP-102 in diabetic patients with gastroparesis over a 28-day period. We initiated a Phase 2b trial in diabetic gastroparesis patients in September 2011. We cannot guarantee that our future trials will be successful or that regulators will agree with our assessment of the preclinical studies and clinical trials we have conducted to date. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or preclinical or other studies. In addition, varying interpretation of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

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

We currently have strategic partnerships in place relating to certain of our product candidates and technologies. We entered into a license agreement with Norgine regarding the development and commercialization of ulimorelin for the potential acceleration of postoperative GI recovery and other diseases and disorders in Europe, Australia, New Zealand, Middle East, North Africa and South Africa. We entered into a strategic collaboration with Bristol-Myers Squibb Company, or BMS, primarily focused on the identification and optimization of novel drug compounds for certain targets of interest to BMS. These strategic partnerships may not be scientifically or commercially successful due to a number of important factors, including the following:

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

•	BMS or Norgine may not comply with all applicable regulatory requirements, or fail to report safety data in accordance with all applicable regulatory requirements.

•	BMS may choose not to extend the research term, during which it funds full-time equivalent costs and other research expenses, when the current research term expires in June 2012.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $5.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We have incurred significant operating losses since we were founded in 1998 and expect to incur significant losses for the next several years as we conduct our Phase 3 trials for ulimorelin and Phase 2b trial for TZP-102. As of December 31, 2011, we had an accumulated deficit of $106.6 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

We will require substantial future capital in order to complete clinical development and commercialize our most advanced product candidate, ulimorelin, and to conduct the research and development and clinical and regulatory activities necessary to bring other product candidates to market, including TZP-102. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•	the progress, costs, results of and timing of our two Phase 3 clinical trials of ulimorelin for the acceleration of postoperative GI recovery;

•
the need for, and the progress, costs and results of, any additional Phase 3 clinical trials of ulimorelin we may initiate based on the results of our clinical trials or our discussions with regulatory agencies, including any additional trials the FDA, EMA or other regulatory agencies may require evaluating the safety of ulimorelin;

•	the progress, costs, results of and timing of our Phase 2b clinical trial of TZP-102 for treatment of diabetic gastroparesis and future clinical trials of TZP-102;

•	the costs and timing of obtaining regulatory approval in the United States and abroad for our product candidates;

•	the FDA’s willingness to review our TZP-102 application under the fast track development program;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights globally;

•	the costs and timing of obtaining or maintaining manufacturing for our product candidates, including commercial manufacturing if any of our product candidates is approved;

•	the costs and timing of establishing sales and marketing capabilities in selected markets; and

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us.

Some of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we should be able to fund our operations into the fourth quarter of 2013. However, we do not expect our existing capital resources to be sufficient to enable us to fund the completion of any of our development programs through commercial introduction. We expect that we will need to raise additional funds in the future.

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

In addition, it is possible that the recent public offering of our stock, either on a standalone basis or when combined with future transactions, will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes already subject to limitations as a result of our prior ownership changes may be subject to more stringent limitations. As of December 31, 2011, we have estimated approximately $2.9 million of U.S. federal net operating loss carryforwards are at risk of loss due to prior ownership changes, as well as approximately $11.7 million of U.S. federal and state net operating loss carryforwards at risk of limitation in the event of a future ownership change.

Risks Related to our Common Stock

The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which it was purchased. The market price for our common stock may be influenced by many factors, including:

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

As of December 31, 2011, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 76.7% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for a stock quoted on The NASDAQ Global Market. Additionally, the public float of our common stock is approximately 75.6% of our outstanding shares of common stock, which substantially reduces the liquidity of our common stock and contributes to the limited trading volume for our common stock.

Since our initial listing on The NASDAQ Global Market on April 1, 2011, the trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for companies quoted on The NASDAQ Global Market. The quotation of our common stock on The NASDAQ Global Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. Our executive officers, directors and affiliates, in the aggregate own approximately 24.4% of our outstanding shares of common stock, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

Future sales of our common stock may cause our stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after legal restrictions lapse, the trading price of our common stock could decline significantly. Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock.

After the lock-up agreements pertaining to our initial public offering expired on September 29, 2011, an additional 10,208,845 shares became eligible for sale in the public market, subject to any applicable volume limitations under federal securities laws. In addition, as of December 31, 2011 we had outstanding exercisable options and outstanding warrants to purchase shares of common stock that, if exercised, will result in these additional shares becoming available for sale, subject in some cases to volume limitations.  Shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans will also become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, as of December 31, 2011, holders of approximately 10,232,336 shares of our common stock have the right to require us to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Since December 1, 2011, our corporate headquarters and clinical development operations have been located in 8,126 square feet of office space located at 5001 South Miami Boulevard, Durham, North Carolina under a lease commencing on December 1, 2011 and terminating on January 31, 2015. We have an option to renew the lease term for an additional 12 months at the prevailing rental rate at the end of the term and the right of first offer on additional space located on the property's third floor.
Our research operations are based in Sherbrooke, Quebec, where we lease approximately 7,323 square feet of office and laboratory space. The lease on these offices and laboratories expires in September 2012.
We believe that our facilities are suitable and adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings
We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable

PART II.

ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been listed on the NASDAQ Global Market under the symbol “TZYM” since it began trading on April 4, 2011. Prior to that time there was no public market for our common stock. Shares sold in our initial public offering on April 1, 2011 were priced at $4.00 per share. The following table sets forth, for the periods indicated, the high and low sale price of our common stock. These prices do not include retail markups, markdowns or commissions.

	For the year-ended December 31, 2011
	Price Range
	High	Low
2nd Quarter (beginning April 4, 2011)	$5.70	$3.81
3rd Quarter	$4.81	$2.38
4th Quarter	$3.84	$2.40

Comparative Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since April 4, 2011, which is the date our common stock first began trading on The NASDAQ Global Market, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on April 4, 2011, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.
Holders of Record
As of February 15, 2012, there were approximately 57 holders of record of our common stock.
Dividends
We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. In addition, the terms of our outstanding indebtedness restricts our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends.
Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6. Selected Financial Data
The following selected financial data have been derived from our audited financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The information set forth below is historical and is not necessarily indicative of our results of future operations.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Licensing and royalty revenue	$6,940	$6,094	$617	$357	$337
Research revenue	3,227	2,444	111	—	—
Total revenue	10,167	8,538	728	357	337
Operating expenses:
Research and development	24,884	10,081	7,336	19,057	14,986
General and administrative	6,028	3,872	3,377	3,323	2,708
Total operating expenses	30,912	13,953	10,713	22,380	17,694
Operating loss	(20,745)	(5,415)	(9,985)	(22,023)	(17,357)
Interest expense, net	(1,589)	(1,493)	(1,503)	(279)	(11)
Other income (expense), net	126	(392)	314	486	129
Net loss	$(22,208)	$(7,300)	$(11,174)	$(21,816)	$(17,239)
Net loss per share—basic and diluted	$(1.22)	$(52.08)	$(79.70)	$(155.62)	$(123.12)
Shares used to compute net loss per share—basic and diluted	18,140,863	140,192	140,192	140,192	140,020

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$40,930	$17,373	$14,373	$7,590	$9,249
Working capital (deficit)	34,208	8,156	(9,361)	(1,103)	6,729
Total assets	44,711	21,594	16,050	9,459	12,556
Notes payable	10,972	12,805	5,242	6,261	2,922
Convertible shareholder notes payable	—	—	15,807	5,086	272
Accumulated deficit	(106,630)	(84,422)	(77,122)	(65,948)	(44,132)
Total stockholders' equity (deficit)	24,482	(5,939)	(17,441)	(6,124)	5,876

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included below in this Annual Report on Form 10-K.
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

We have devoted substantially all of our resources to our drug discovery efforts which consist of research and development activities, clinical trials for our product candidates, the general and administrative support of these operations and intellectual property protection and maintenance. To date, we have funded our operations principally through private placements of our common stock, preferred stock and convertible debt; bank and other lender financings; and through payments received under collaborative licensing arrangements with Norgine B.V., or Norgine, and Bristol-Myers Squibb Company, or BMS, raising an aggregate of approximately $116.0 million. In April 2011, we completed an initial public offering, or IPO, of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-170749) raising an aggregate of $51.4 million in net proceeds.

We have incurred significant losses since our inception. As of December 31, 2011, our accumulated deficit was approximately $106.6 million. We expect to incur significant operating losses over the next several years as we complete the development of, and seek regulatory approval for, our product candidates and develop other product candidates.

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

The agreement contains potential development and regulatory milestones that, if achieved, could provide us with additional cash payments of up to $32.0 million, including the purchase of $1.0 million of additional shares of our capital stock. Upon the achievement of certain milestones, we will issue shares of our common stock at a price per share equal to $1.0 million divided by 110% of the average of the closing bid price of our common stock over the 30-day period ending six days prior to the issuance of these additional shares. In addition, we may receive sales milestone payments of up to approximately $120.0 million and tiered royalties beginning in the low teens escalating up several tiers to the high twenties on annual net sales of commercialized products within the licensed territory. The $8.0 million nonrefundable up-front payment is being deferred and recognized on a straight-line basis over 31 months, the estimated period of time of the core development phase of the collaboration. As of December 31, 2011, we have not received any milestone or royalty payments.

Under the agreement, Norgine is sharing the cost of our Phase 3 clinical trials and the cost of procuring clinical manufacturing supply for the trials. Each party is solely responsible for managing and covering the cost of regulatory filings in its own territories. In addition, each party is solely responsible for the cost of any special studies required for regulatory approval specific to its own territory. Costs for development services provided under the agreement are expensed as incurred. Reimbursement of expenses under this agreement will be offset against costs as incurred.  We have recognized a reduction in research and development expenses as a result of reimbursement for cost-sharing activities under this agreement of approximately $2.5 million and $361,000 for the years ended December 31, 2011 and 2010, respectively.

Bristol-Myers Squibb Company.  In December 2009, we entered into a collaboration agreement with BMS to discover, develop and commercialize additional novel compounds discovered using our MATCH technology platform, other than our product candidates and internal programs, against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS is funding our early lead discovery efforts on these targets and is also primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all product candidates arising from the collaboration and, if successful products are developed, for their commercialization globally. As part of the agreement, we received a $10.0 million nonrefundable upfront license fee, and we may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, we would receive graduated single-digit percentage royalties and sales milestone payments on sales of commercialized products. The $10.0 million nonrefundable upfront license fee is being deferred and was being recognized on a straight-line basis over thirty months, the estimated initial research and collaboration period of the agreement. In September 2011, BMS extended the collaboration agreement for an additional six-month period and we changed the amortization period for the remaining unamortized upfront payment from 30 months to 36 months. As of December 31, 2011, we have not received any milestone or royalty payments, and we are not certain when we will be eligible for such payments in the future.

The agreement provided for up to $6.0 million in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. BMS will provide for up to $2.5 million in research funding during the six-month extension period. The collaboration agreement may be may be further extended. As of December 31, 2011, we have recognized a total of $5.8 million of revenue for reimbursement of research costs under this agreement, including $3.2 and $2.4 million for the years ended December 31, 2011 and 2010, respectively.

Open Biosystems, Inc.  In October 2005, we entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain of our intellectual property unrelated to our product candidates and MATCH drug discovery technology. The agreement provides for royalty revenue on annual net sales at rates ranging from mid-single digits to 20 percent based on sales by licensed product category or, through 2010, minimum annual royalties if greater than earned, until the expiration date of the last-to-expire licensed patent or 12 years, whichever occurs last. We have recognized $1.6 million of royalty revenue from this agreement through December 31, 2011, including $211,000 and $300,000 for the years ended December 31, 2011 and 2010, respectively.

Financial Operations Overview

Revenues

Our revenue consists primarily of licensing and royalty revenue as well as research revenue, which consists of fees for research services from license or collaboration agreements. The upfront licensing fees received pursuant to our license agreements are deferred and are being recognized in licensing and royalty revenue on a straight-line basis over a period which represents the estimated period of time over which our involvement in the collaboration represents a substantive performance obligation. These fees under our collaboration agreement with BMS were being recognized over a 30 month period. In September 2011, BMS extended the collaboration agreement for an additional six-month period and we extended the amortization period to 36 months. Upfront licensing fees under our license agreement with Norgine are being recognized over 31 months. Revenue for research services provided under our collaboration agreement with BMS is recognized in research revenue as such services are performed. Royalty revenue from our agreement with Open Biosystems, Inc. is recognized in licensing and royalty revenue as applicable products are sold.

In the future, we may generate revenue from product sales, upfront licensing fees and milestone payments from collaborations, and royalties from the sale of products commercialized under licenses of our intellectual property. We do not expect to generate any significant revenue unless or until we commercialize our product candidates or reach milestones contained in our collaboration agreements. We expect that our revenue will fluctuate from quarter to quarter as a result of the timing and amount of licensing and milestone payments received, research and development reimbursements for collaborative agreements, and other payments received from partnerships. If we or our strategic partners fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue from product sales and milestones payments or royalties from product sales may adversely affect our results of operations and financial position.

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

The following table presents our research and development expenses for the periods indicated (in thousands):

	Years ended December 31,
	2011	2010	2009
ulimorelin	$10,483	$1,407	$1,606
TZP-102	6,866	4,408	2,782
Other research and development expenses	7,495	4,266	2,948
	$24,844	$10,081	$7,336

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

•	the progress, costs, results of and timing of our Phase 2b clinical trial of TZP-102 for treatment of diabetic gastroparesis and future clinical trials of TZP-102;

•	the costs and timing of obtaining regulatory approval in the United States and abroad for our product candidates;

•	the FDA’s willingness to review our TZP-102 application under the fast track development program;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights globally;

•	the costs and timing of obtaining or maintaining manufacturing for our product candidates, including commercial manufacturing if any of our product candidates is approved;

•	the costs and timing of establishing sales and marketing capabilities in selected markets; and

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities at the date of the financial statements, as well as reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 of our consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
Our revenues consist primarily of licensing and royalty revenue as well as research revenue, which consists of fees for research services from license or collaboration agreements. The terms of these collaboration agreements typically include payment to us of one or more of the following: non-refundable, upfront payments, payments and reimbursements of research and/or development efforts and activities, contingent milestone payments and royalties on product sales.
When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship. If we determine the arrangement constitutes a single unit of accounting, revenue will be recognized as a combined unit for the entire arrangement. The consideration for the arrangement is allocated to the separate units of accounting based on their relative fair values.
We typically receive upfront, nonrefundable payments when licensing our intellectual property in conjunction with a research and development agreement. We believe that these payments generally are not separable from the activity of providing research and development services because the license does not have stand-alone value separate from the research and development services that we provide under our agreements. Accordingly, we account for these elements as one unit of accounting and recognize upfront, nonrefundable payments as licensing and royalty revenue on a straight-line basis over the estimated period of time over which our involvement represents a substantive performance obligation, which is typically the term of our research and development obligations. If we cannot reasonably estimate when our performance obligation ends, then revenue is deferred until we can reasonably estimate when the performance obligation ends. As a result, we often are required to make estimates regarding drug development and commercialization timelines for compounds being developed pursuant to a strategic collaboration agreement. Because the drug development process is lengthy and our strategic collaboration agreements typically cover activities over several years, this approach has resulted in the deferral of significant amounts of revenue into future periods. In addition, because of the many risks and uncertainties associated with the development of drug candidates, our estimates regarding the period of performance may change in the future. Any change in our estimates could result in substantial changes to the period over which the revenues from upfront payments are recognized. To date, we have had no material changes to our estimated periods of continuing involvement under our existing strategic collaboration agreements. Also, royalty revenue resulting from applicable licensing agreements is recognized in licensing and royalty revenue as applicable licensed products are sold.
Our strategic partnership agreements may also contain contingent milestone payments. At the inception of each agreement that includes contingent milestone payments, we evaluate whether the contingencies underlying each milestone are substantive and at risk to both parties, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required. Revenues from milestones, if they are nonrefundable, are recognized upon successful accomplishment of the milestones if all of the following conditions are met: (i) achievement of the milestone event was not reasonably assured at the inception of the arrangement; (ii) substantive effort is involved to achieve the milestone event; and (iii) the amount of the milestone payment appears reasonable in relation to the effort expended, the other milestone payments in the arrangement and the related risk associated with the achievement of the milestone event. If any of these conditions are not met, the milestone payment is deferred and is recognized on a straight-line basis over the remaining performance obligation milestone. Payments received or reasonably assured after performance obligations are fully met are recognized in licensing and royalty revenue as earned.
Because the recognition of a substantive milestone under a collaboration agreement typically requires the completion of a number of activities conducted over a significant period of time, the expenses related to achieving the milestone often are incurred prior to the period in which the milestone payment is recognized. When we do achieve milestones that we consider substantive under any of our collaborations, we may experience significant fluctuations in our licensing and royalty revenues from quarter-to-quarter and year-to-year depending on the timing of achieving such substantive milestones.
Our collaboration agreements may also include payment for research and development services provided by us on a contractual rate and direct expense basis. We record such payments as research revenue in accordance with the agreements when we act as principal in the transaction. In addition, certain of our collaboration agreements contain cost-sharing provisions for development activities. Reimbursable amounts received under these provisions are reflected as a reduction of research and development expense.
Research and Development Expenses
We expense all research and development expenses as incurred including expenses incurred under our cost-sharing collaboration. Research and development expenses include costs incurred in performing research and development activities; personnel related expenses including share-based compensation expense; laboratory and clinical supplies; facilities expenses; overhead expenses; and fees for contractual services, including preclinical studies, clinical trials and clinical manufacturing expenses. We estimate clinical trial expenses based on the services received pursuant to contracts with research institutions and contract research organizations, or CROs, that conduct and manage clinical trials on our behalf. We accrue service fees based on work performed, which relies on estimates of total costs incurred based on milestones achieved, patient enrollment and other events. The majority of our service providers invoice us in arrears, and to the extent that amounts invoiced differ from our estimates of expenses incurred, we accrue for additional costs. The financial terms of these agreements vary from contract to contract and may result in uneven expenses and cash flows. To date, we have not experienced any events requiring us to make material adjustments to our accruals for service fees. If we do not identify costs that we incurred or if we underestimate or overestimate the level of services performed, our actual expenses could differ from our estimates which could materially affect our results of operations. Adjustments to our accruals are recorded as changes in estimates become evident. In addition to accruing for expenses incurred, we may also record payments made to service providers as prepaid expenses that we will recognize as expense in future periods as services are rendered.
Share-based Compensation Expense
We record share-based awards to employees, including stock options, at their fair value as of the grant date and recognize expense on a straight-line basis over the employee's requisite service period, which is generally the vesting period of the award. Share-based payment transactions with nonemployees are measured using either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. In the case of equity instruments for which the number of shares or other specific terms are not measurable at the time of issuance, we determine whether a measurement date has occurred, and once a measurement date has been determined, we estimate the fair value of the equity instrument granted to the nonemployee using the Black-Scholes valuation model. The measurement of nonemployee share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received.
We calculate the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. We do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies, or guideline peer group, for which the historical information is available. We will continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield is based on our expectation that we will not pay dividends in the foreseeable future. We determine the average expected life of stock options according to the "simplified method" as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. We determine the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2011 and 2010 are set forth in Note 9 to our consolidated financial statements.
There is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined using an option-pricing model, that value may not be indicative of the fair value that would be observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions when valuing our options, the compensation expense that we record in the future may differ significantly from what we have historically reported.
For the options granted during the year ended December 31, 2010, our board of directors estimated the fair value for our common stock, with input from management. Given the absence of an active market for our common stock, our board of directors determined the fair value of our common stock on the date of grant based on several factors, including:

•	our stage of development and business strategy;

•	the price per share at which our convertible preferred stock was issued to investors and the rights, preferences and privileges of the preferred stock relative to the common stock;

•	our financial condition and book value;

•	economic and competitive elements affecting us, our industry and our target markets;

•	our projected operating results;

•	a comparative analysis of our financial condition and operating results with those of publicly-owned companies engaged in similar lines of business;

•	the current and historical relationship between the reported stock prices and revenue and earning levels of selected publicly traded companies engaged in similar lines of business;

•	important developments relating to the results of our clinical trials; and

•	the likelihood of achieving a liquidity event for our outstanding shares of stock.

For the options granted during the year ended December 31, 2011, the exercise price of stock options is equal to the closing market price of the underlying common stock on the grant date.

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

Revenues

The following table summarizes our revenues for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Licensing and royalties	$6,940	$6,094	$846	14%
Research revenue	3,227	2,444	783	32%
Total	$10,167	$8,538	$1,629	19%

Total revenues were $10.2 million for the year ended December 31, 2011 as compared to $8.5 million for the year ended December 31, 2010. The increase in licensing and royalty revenues for the year ended December 31, 2011, was primarily due to twelve months of amortization for the upfront licensing fee received in June 2010, pursuant to our collaboration agreement with Norgine, as compared to six months of amortization in 2010. The increase in research revenue was primarily due to an increase in reimbursable expenses for our collaboration agreement with BMS including personnel costs (FTEs) and laboratory supplies.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Research and development expenses	$24,884	$10,081	$14,803	147%

Research and development expenses were $24.9 million for the year ended December 31, 2011, an increase of $14.8 million, as compared to $10.0 million for the year ended December 31, 2010. The 147% increase in research and development expenses during the year ended December 31, 2011 was primarily due to expenses incurred for our Phase 3 clinical trials and registration campaign for ulimorelin and our Phase 2b clinical trial for TZP-102. Costs related to ulimorelin activities resulted in an increase in research and development expenses of approximately $9.1 million, including costs associated with the conduct of the clinical trials and manufacturing of drug substance and drug product in support of the registration effort.  Costs related to TZP-102 activities resulted in an increase in clinical trial expenses of approximately $2.5 million, including costs for start-up activities related to the trial.  Other research and development costs increased $3.2 million including personnel costs and other infrastructure expenses related to our discovery activities under the BMS agreement.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
General and administrative	$6,028	$3,872	$2,156	56%

General and administrative expenses were $6.0 million for the year ended December 31, 2011, an increase of $2.2 million, as compared to $3.9 million for the year ended December 30, 2010. The 56% increase in general and administrative expenses was due primarily to an increase in personnel related expenses including non-cash compensation for stock options and an increase in expenses related to our pre-commercialization activities and corporate governance activities including director and officer insurance and fees.

Other Income (Expense), Net

The following table summarizes our other expense for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Interest expense, net	$(1,589)	$(1,493)	$96	6%
Other expense	126	(392)	(518)	(132)%
Total	$(1,463)	$(1,885)	$(422)	(22)%

The increase in interest expense, net for the period was primarily due to an increase in interest expense for our notes payable.  The decrease in other expense for the period was primarily due to a loss on extinguishment of debt in 2010 and reduction in losses for foreign currency transactions incurred by our Canadian subsidiary for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Comparison of the Years Ended December 31, 2010 and 2009

Revenues

The following table summarizes our revenues for the years ended December, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Licensing and royalties	$6,094	$617	$5,477	888%
Research revenue	2,444	111	2,333	2,102%
Total	$8,538	$728	$7,810	1,073%

Total revenues were $8.5 million for the year ended December 31, 2010 as compared to $728,000 for the year ended December 31, 2009. The $7.8 million increase in revenue during the period ended December 31, 2010 was primarily due to an increase in licensing revenue from the amortization of upfront licensing fees pursuant to our collaboration agreement with BMS in the amount of $3.7 million and from our license agreement with Norgine in the amount of $1.8 million. In addition, for the years ended December 31, 2010 and 2009, we recognized $2.4 million and $111,000, respectively, of research revenue for research services and reimbursable expenses pursuant to the BMS agreement to support the collaborative discovery efforts.
Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Research and development expenses	$10,081	$7,336	$2,745	37%

Research and development expenses were $10.1 million for the year ended December 31, 2010, an increase of $2.8 million, as compared to $7.3 million for the year ended December 31, 2009. The 37% increase was primarily due to an increase in Phase 2 clinical trial expenses of $1.6 million for TZP-102, an increase of $1.7 million in personnel related expenses and research supplies to support our collaboration with BMS, partially offset by the receipt of a U.S. therapeutic discovery project grant totaling $489,000 which was offset against current period expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years months ended December 31, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
General and administrative	$3,872	$3,377	$495	15%

General and administrative expenses were $3.9 million for the year ended December 31, 2010, an increase of $495,000, as compared to $3.4 million for the year ended December 30, 2009. The 15% increase in general and administrative expenses was primarily due to an increase in legal and other professional fees related to our financing and collaboration and licensing agreement activities.

Other Income (Expense), Net

The following table summarizes our other expense for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Interest expense	$(1,493)	$(1,503)	$(10)	(1)%
Other income (expense)	(392)	314	706	(225)%
Total	$(1,885)	$(1,189)	$696	59%

Interest expense, net was $1.5 million for each of the years ended December 31, 2010 and 2009. The increase in other expense for the period was primarily due to a loss on extinguishment of debt in 2010 an increase in losses for foreign currency transactions incurred by our Canadian subsidiary for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses since our inception and we anticipate that we will continue to incur losses for at least the next several years.  Historically, we have financed our operations primarily through private placements of common stock and convertible preferred stock, issuance of convertible promissory notes to our stockholders, upfront payments from strategic partnerships, bank and other lender financing and development grants from governmental authorities. In April 2011, we completed and initial public offering of our common stock.  As of December 31, 2011, we had $40.9 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of December 31, 2011, our cash and cash equivalents funds are invested in money market funds which are currently providing only a minimal return.

On April 6, 2011, we completed an initial public offering of our common stock pursuant to a Registration Statement that was declared effective on April 1, 2011.  We sold 13,500,000 shares of our common stock, at a price to the public of $4.00 per share. The underwriters had 30 days to exercise their option to purchase up to an additional 1,481,250 shares at the initial public offering price per share pursuant to an over-allotment option granted to the underwriters.  On April 29, 2011, the underwriters partially exercised their over-allotment option and purchased an additional 850,000 shares of our common stock resulting in additional aggregate gross proceeds of $3.4 million.

We raised approximately $51.4 million in aggregate net proceeds from the IPO after deducting underwriting discounts and commissions of $4.0 million and offering expenses of approximately $2.0 million after giving effect to the partial exercise of the underwriters’ over-allotment option.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented:

	Years Ended December 31,
	2011	2010	2009
Cash Flow from Continuing Operations:
Net cash used in operating activities	$(26,704)	$(4,532)	$(1,333)
Net cash used in investing activities	(198)	(767)	(285)
Net cash provided by financing activities	50,446	7,889	8,883
Effect of exchange rate changes on cash	13	410	(482)
Net increase in cash and cash equivalents	$23,557	$3,000	$6,783

During the year ended December 31, 2011, our operating activities used cash of $26.7 million, primarily due to our net losses and changes in working capital, partially offset by non-cash charges including depreciation expense, share-based compensation expense and the amortization of deferred revenue from our licensing agreements. The increase in cash used in operations during the year ended December 31, 2011, as compared to the same period of 2010, was primarily due to Phase 3 clinical trial activities for ulimorelin and Phase 2b clinical trial activities for TZP-102.  Cash used in operations for the year ended December 31, 2010 included an $8.0 million upfront payment from Norgine offset by expenses for our operating activities and changes in working capital.

During the years ended December 31, 2011 and 2010, our investing activities used cash to purchase laboratory and other equipment to support our research and development activities. During the year ended December 31, 2011, financing activities provided cash of $50.4 million which was primarily related to proceeds received from our initial public offering, net of underwriting discounts and offering expenses, offset by principal payments on our notes payable. Cash provided by financing activities the year ended December 31, 2010 was primarily related to proceeds received from issuance of notes payable and the issuance of preferred stock to Norgine, offset by principal payments on our notes payable.

Credit Facilities

On September 30, 2010, we entered into a term loan and security agreement with Oxford Finance Corporation, or Oxford, and Compass Horizon Funding Company, now Horizon Finance Corporation, or Horizon, for $13.0 million. The loan bears interest at an annual interest rate of 10.75% and is secured by our assets, excluding our intellectual property. The loan matures on January 1, 2014 and required interest only payments for the first nine months and principal and interest payments for the following 30 months. Principal payments on the loan began in August 2011. Upon payment of the final monthly installment of the loan, or the remaining balance in the case of a prepayment, we will pay an end-of-term fee of approximately $520,000. In addition, in the event of prepayment we will pay a prepayment fee ranging from 3% to 1%, based on time to maturity, of the principal amount of the loan at the time of repayment.  As of December 31, 2011, approximately $10.9 million of principal remains outstanding on the loan.

The loan and security agreement also contains certain covenants, including limitations on our ability to transfer assets, engage in any change of control transaction, incur additional indebtedness, pay dividends, make investments and engage in transactions with affiliates. Upon an event of default, the lenders may declare the unpaid principal amount of all outstanding loans and interest accrued under the loan and security agreement to be immediately due and payable, and exercise their security interests and other rights under the credit agreement.  As of December 31, 2011, we were in compliance with the covenants under our loan and security agreement.

On January 31, 2012, we entered into an Amended and Restated Loan and Security Agreement with Horizon and Oxford. The Amended Loan Agreement amends and restates our prior September 2010 loan and security agreement, and provides us with approximately $9.3 million of additional net loan proceeds. We will use a portion of the approximately $13.4 million of new proceeds received at the closing of the amended loan agreement to repay approximately $4.1 million of outstanding principal under the September 2010 loan agreement, such that we will have approximately $20.0 million in outstanding principal under the amended loan agreement. Under the amended loan agreement, we will make interest-only payments through February 1, 2013, and then will be required to make 30 monthly principal and interest payments to fully amortize the loan. The annual interest rate is 10.0%.

In connection with the additional loan proceeds under the amended loan agreement, we issued to Oxford, warrants to purchase an aggregate of 100,545 shares of common stock and to Horizon, a warrant to purchase 62,943 shares of common stock. The exercise price for each warrant is $3.67 per share. The warrants are immediately exercisable, and excluding certain mergers or acquisitions, will expire on January 30, 2022.

 Capital Resources and Funding Requirements

We expect to continue to incur substantial operating losses in the future and that our operating expenses will increase as we continue developing our product candidates and operate as a public company. We will require substantial amounts of capital in the future for clinical trials and regulatory and commercialization activities for our products.

Our IPO of common stock was effected through a Registration Statement on Form S-1 (File No. 333-170749) that was declared effective by the SEC on April 1, 2011, which registered an aggregate of 13,500,000 shares of our common stock at an aggregate gross offering price of $54.0 million. All of the 13,500,000 shares of common stock registered under the Registration Statement were sold at a price of $4.00 per share. The offering closed on April 6, 2011.  The underwriters partially exercised their over-allotment option on April 29, 2011, and purchased an additional 850,000 shares of our common stock resulting in aggregate gross proceeds of $3.4 million.

Aggregate net proceeds received in the offering were approximately $51.4 million, after underwriting fees and offering expenses of approximately $6.0 million.  Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs were recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in capital.

We believe that our existing cash and cash equivalents, together with the net proceeds received from our IPO, will be sufficient to fund our anticipated operating requirements into the fourth quarter of 2013. We have based this estimate on assumptions that may prove to be wrong resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, including our ability to enter into collaborations with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

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

Until we obtain regulatory approval to market our product candidates, if ever, we cannot generate revenues from sales of our products. Even if we are able to sell our products, we may not generate a sufficient amount of product revenues to finance our cash requirements. Accordingly, we may need to obtain additional financing in the future, which may include public or private debt and equity financings, entering into product and technology collaboration agreements or licenses and asset sales. There can be no assurance that additional capital will be available when needed on acceptable terms, or at all. The issuance of equity securities may result in dilution to stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to those of our common stock and the terms of the debt securities could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Commitments and Obligations
The following table reflects a summary of our future contractual obligations as of December 31, 2011. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, which may differ from classification of items under generally accepted accounting principles for our 2010 term loan, as disclosed in Note 6 to our consolidated financial statements. Future events could cause actual payments to differ from these amounts.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 5 years
Long-term debt	$12,731,000	$5,762,000	$6,969,000	$—
Operating lease obligations	800,000	465,000	335,000	—
Total	$13,531,000	$6,227,000	$7,304,000	$—
The long-term debt commitment for our term loan consists of the principal and interest outstanding as of December 31, 2011, under our 2010 notes. In January 2012, we entered into an amendment to our 2010 loan agreement which extended the loans maturity date to August 2015 and increased our total long-term debt outstanding to $20.0 million. The interest rate on the loan is 10.0%. The additional contractual commitment associated with the loan amendment is not included in the preceding table.
The commitments under our operating leases shown above consist primarily of lease payments for our Durham, North Carolina, corporate headquarters and our Sherbrooke, Quebec, Canada subsidiary location.

Recent Accounting Pronouncements

Effective January 1, 2011, we adopted the FASB’s revised authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the Company’s performance or a specific outcome resulting from the Company’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to the Company. Milestones do not include events that occur solely upon the passage of time or as a result of a counterparty’s performance. We evaluate events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had, and is not expected to have, a material impact on the our results of operations as it is consistent with its historical practice of milestone revenue recognition.
In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, and change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our future financial statements.

In June 2011, the FASB issued updated accounting guidance related to the presentation of comprehensive income. This guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our future financial statements.

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

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

Market Risk

Our cash and cash equivalents as of December 31, 2011, consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

Interest Risk

The interest rates on our notes payable are fixed. Therefore, we are not exposed to market risk from changes in interest rates as it relates to these interest-bearing obligations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tranzyme, Inc.
We have audited the accompanying consolidated balance sheets of Tranzyme, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tranzyme, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 29, 2012

Tranzyme, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$40,930	$17,373
Accounts receivable, net	656	1,006
Investment tax credits receivable	838	348
Prepaid expenses and other assets	1,116	497
Total current assets	43,540	19,224
Deferred offering costs	—	1,068
Furniture, fixtures and equipment, net	1,171	1,302
Total assets	$44,711	$21,594
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	1,971	806
Accrued liabilities	1,549	1,165
Current portion of deferred revenue	5,574	7,243
Current portion of notes payable	238	1,854
Total current liabilities	9,332	11,068
Warrant liability	—	271
Deferred revenue, less current portion	—	5,050
Notes payable, less current portion	10,734	10,951
Other long-term liabilities	163	193
Total liabilities	20,229	27,533
Stockholders’ deficit:	—
Series A convertible preferred stock, $.00001 par value; no shares authorized, issued or outstanding at December 31, 2011; 69,300,000 shares authorized and 51,038,570 shares issued and outstanding December 31, 2010; aggregate liquidation preference of $51,039 as of December 31, 2010	—	1
Series A-1 convertible preferred stock, $.00001 par value; no shares authorized, issued or outstanding at December 31, 2011; 17,500,000 shares authorized and 17,423,094 shares issued and outstanding at December 31, 2010	—	—
Series B convertible preferred stock, $.00001 par value; no shares authorized, issued or outstanding at December 31, 2011; 1,047,120 shares issued and outstanding at December 31, 2010; aggregate liquidation preference of $2,000 at December 31, 2010	—	—
Preferred Stock, $.00001 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2011; no shares authorized, issued or outstanding at December 31, 2010	—	—
Class A common stock, $.00001 par value; no shares authorized, issued or outstanding at December 31, 2011; 81,000,000 shares authorized and 140,192 shares issued and outstanding at December 31, 2010	—	—
Class C common stock, $.00001 par value; no shares authorized, issued or outstanding at December 31, 2011; 26,442,262 authorized and 138,860 shares issued and outstanding at December 31, 2010	—	—
Common Stock, $.00001 par value; 100,000,000 shares authorized and 24,597,845 shares issued and outstanding at December 31, 2011; no shares authorized, issued or outstanding at December 31, 2010	—	—
Additional paid-in capital	131,795	79,150
Accumulated other comprehensive loss	(683)	(668)
Accumulated deficit	(106,630)	(84,422)
Total stockholders’ equity (deficit)	24,482	(5,939)
Total liabilities and stockholders’ equity (deficit)	$44,711	$21,594

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Licensing and royalty revenue	$6,940	$6,094	$617
Research revenue	3,227	2,444	111
Total revenue	10,167	8,538	728
Operating expenses:
Research and development	24,884	10,081	7,336
General and administrative	6,028	3,872	3,377
Total operating expenses	30,912	13,953	10,713
Operating loss	(20,745)	(5,415)	(9,985)
Interest expense, net	(1,589)	(1,493)	(1,503)
Other income (expense), net	126	(392)	314
Net loss	$(22,208)	$(7,300)	$(11,174)
Net loss per share—basic and diluted	$(1.22)	$(52.08)	$(79.70)
Shares used to compute net loss per share—basic and diluted	18,140,863	140,192	140,192

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Stockholders’ Deficit
(In thousands, except shares)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance at December 31, 2008	52,000,000	$—	279,052	$—	$60,410	$(586)	$(65,948)	$(6,124)
Share-based compensation expense	—	—	—	—	368	—	—	368
Comprehensive loss:
Net loss	—	—	—	—	—	—	(11,174)	(11,174)
Foreign currency translation adjustment	—	—	—	—	—	(511)	—	(511)
Comprehensive loss								(11,685)
Balance at December 31, 2009	52,000,000	—	279,052	—	60,778	(1,097)	(77,122)	(17,441)
Issuance of Series A convertible preferred stock upon conversion of convertible debt	13,884,004	1	—	—	13,884	—	—	13,885
Issuance of Series A-1 convertible preferred stock and Class A preferred shares of Tranzyme Pharma Inc. upon conversion of convertible debt	2,577,660	—	—	—	2,578	—	—	2,578
Issuance of Series B convertible preferred stock, net of stock issuance costs of $28	1,047,120	—	—	—	1,595	—	—	1,595
Share-based compensation expense	—	—	—	—	315	—	—	315
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(7,300)	(7,300)
Foreign currency translation adjustment	—	—	—	—	—	429	—	429
Comprehensive loss								(6,871)
Balance at December 31, 2010	69,508,784	1	279,052	—	79,150	(668)	(84,422)	(5,939)
Share-based compensation expense	—	—	—	—	1,105	—	—	1,105
Conversion of preferred stock to common stock in initial public offering	(69,508,784)	(1)	(279,052)	—	—	—	—	(1)
Issuance of common stock in initial public offering	—	—	24,558,845	—	51,464	—	—	51,464
Issuance of common stock upon exercise of stock options for cash	—	—	39,000	—	76	—	—	76
Comprehensive loss:
Net loss	—	—	—	—	—	—	(22,208)	(22,208)
Foreign currency translation adjustment	—	—	—	—	—	(15)	—	(15)
Comprehensive loss								(22,223)
Balance at December 31, 2011	—	$—	24,597,845	$—	$131,795	$(683)	$(106,630)	$24,482

Tranzyme, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(22,208)	$(7,300)	$(11,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	308	265	149
Loss on disposal of fixed assets	1	—	—
Recognition of deferred revenue	(6,719)	(5,793)	(306)
Share-based compensation expense	1,105	315	368
Non-cash interest expense	251	787	818
Loss on early extinguishment of debt	—	333	—
Fair value adjustment - warrant liability	(195)	17	—
Changes in operating assets and liabilities:
Accounts receivable and investment tax credits	(142)	(746)	490
Prepaid expenses and other assets	(756)	(167)	10
Accounts payable	1,169	(166)	(224)
Accrued liabilities	482	(454)	(1,464)
Deferred revenue	—	8,377	10,000
Net cash used in operating activities	(26,704)	(4,532)	(1,333)

Investing activities:
Purchases of furniture, fixtures, and equipment	(198)	(767)	(285)
Net cash used in investing activities	(198)	(767)	(285)

Financing activities:
Proceeds from issuance of convertible notes and warrants	—	—	10,000
Proceeds from issuance of notes payable	—	13,000	—
Principal payments on notes payable	(2,085)	(5,638)	(1,117)
Initial public offering costs	(927)	(1,068)	—
Proceeds from the exercise of common stock options	76	—	—
Proceeds from issuance of preferred stock, net of issuance costs	—	1,595	—
Proceeds from issuance of common stock, net of underwriting discounts	53,382	—	—
Net cash provided by financing activities	50,446	7,889	8,883
Effect of exchange rate changes on cash	13	410	(482)
Net increase in cash and cash equivalents	23,557	3,000	6,783
Cash and cash equivalents at beginning of period	17,373	14,373	7,590
Cash and cash equivalents at end of period	$40,930	$17,373	$14,373
Non-cash Investing and Financing Activities:
Conversion of convertible preferred stock into common stock	$1	$—	$—
Reclassification of warrant liability to additional paid-in capital	$76	$—	$—
Deferred initial public offering costs incurred in 2010 and reclassified to equity	$1,068	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,362	$686	$745

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is a clinical-stage biopharmaceutical company focused on discovery, development and commercialization of small molecule therapeutics for the treatment of acute (hospital-based) and chronic gastrointestinal (GI) motility disorders. The Company’s two most advanced product candidates are:

•
ulimorelin— an intravenous ghrelin agonist in Phase 3 clinical development for the acceleration of postoperative GI recovery. Ulimorelin is designed to accelerate the return of normal GI function in patients suffering from acute GI disorders.

•	TZP-102—an orally administered ghrelin agonist that has commenced Phase 2b clinical development for treatment of diabetic gastroparesis, an upper GI motility disorder.

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

The Company’s operations since inception have consisted primarily of organizing the Company, conducting research and development including clinical trials and securing financing. In December 2009, the Company entered into its first revenue‑generating collaboration agreement consistent with the Company’s business objectives and emerged from the development stage. As of December 31, 2011, the Company has incurred losses since inception of $106.6 million. The Company expects to continue to incur losses and require additional financial resources to advance its products to either commercial stage or liquidity events.

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

Initial Public Offering

On April 6, 2011, the Company completed its initial public offering of common stock (the “IPO”) pursuant to a registration statement that was declared effective on April 1, 2011. The Company sold 13,500,000 shares of its common stock, at a price of $4.00 per share for aggregate gross proceeds of $54.0 million. The underwriters had 30 days to exercise their option to purchase up to an additional 1,481,250 shares at the initial public offering price per share pursuant to an over-

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allotment option granted to the underwriters.  The underwriters partially exercised their over-allotment option on April 29, 2011 and purchased an additional 850,000 shares of the Company's common stock for aggregate gross proceeds of $3.4 million.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk
The Company invests its available cash balances in bank deposits and money market funds. The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
Accounts Receivable
The Company utilizes an allowance for doubtful accounts for its potentially uncollectible trade receivables based on historical experience with collection of such receivables. The Company evaluates collectability of receivables on an ongoing basis. At December 31, 2010 and 2011, the Company determined that a reserve for uncollectible accounts was not required.

Investment Tax Credits Receivable

The Company participates in government assistance programs in Quebec, Canada that provide refundable investment tax credits for certain research and development expenditures. The receivable represents management’s estimate of amounts expected to be recovered and is subject to adjustment based upon audit by Quebec, Canada taxation authorities. The Company reported investment tax credits receivable using the flow-through method of $838,000 and $348,000 as of December 31, 2011 and December 31, 2010, respectively.

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

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Furniture, Fixtures, and Equipment
Furniture, fixtures and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives, which range from five to seven years. Leasehold improvements are amortized over the remaining life of the lease or the estimated life of the asset, whichever is less. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that any of these assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company's current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through December 31, 2011.
Deferred Rent
The Company recognizes rent expense on a straight-line basis over the non-cancelable term of its operating lease and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. The Company also records landlord-funded lease incentives, such as reimbursable leasehold improvements, as a deferred rent liability, which is amortized as a reduction of rent expense over the non-cancelable term of its operating lease. The Company’s deferred rent liability as of December 31, 2011 was $13,000.

Foreign Currency Translation
The Company's consolidated financial statements are presented in U.S. dollars. The financial statements of the Company's subsidiary are re-measured from the local currency to U.S. dollars, as follows: monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary items at exchange rates in effect when the assets were acquired or non-monetary liabilities incurred. Revenue and expenses are translated at the average exchange rates prevailing during the period of the transaction. The gains and losses resulting from the translation of foreign currency financial statements into U.S. dollars are reported in accumulated other comprehensive income (loss) and are presented in the consolidated statements of stockholders' deficit.

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

The Company’s strategic collaboration agreements may also contain non-refundable payments. Revenue for non-

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

refundable payments based on the achievement of collaboration milestones beginning January 1, 2011 is recognized in accordance with ASC 605, Subtopic 28, Milestone Method, or ASC 605-28. Under ASC 605-28, a milestone payment is recognized as revenue when the applicable event is achieved if the event meets the definition of a milestone and the milestone is determined to be substantive. ASC 605-28 defines a milestone event as an event having all of the following characteristics: (1) there is substantive uncertainty regarding achievement of the milestone event at the inception of the arrangement; (2) the event can only be achieved based, in whole or in part, on either the Company's performance or a specific outcome resulting from the Company's performance; and (3) if achieved, the event would result in additional payment due to the Company. A milestone is considered substantive if it meets all of the following criteria: (1) the payment is commensurate with either the Company's performance to achieve the milestone or with the enhancement of the value of the delivered item; (2) the payment relates solely to past performance; and (3) the payment is reasonable relative to all of the deliverables and payment terms within the arrangement. If any of these conditions is not met, the milestone payment is deferred and recognized on a straight-line basis over a period determined as discussed above.

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

Patent Costs

The Company expenses patent costs, including related legal expenses, in the period in which they are incurred. Patent expenses are included in research and development expenses in the Company’s statements of operations.

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

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs.

Fair Value

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and warrant liability. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of such instruments. The carrying amounts of borrowings under the Company’s debt facilities approximate their fair values as of December 31, 2011 and as of December 31, 2010, based on the determination that the stated rates on such debt are consistent with current interest rates for similar borrowing arrangements available to the Company. The carrying amounts of warrant liabilities are revalued and adjusted using the Black-Scholes valuation model at the end of each reporting period to reflect their fair values.

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

As of December 31, 2010, the Company measured its warrant liability using significant unobservable prices that were based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of $271,000.   Upon the closing of the IPO, the liability was reclassified to stockholders’ equity at its then fair value of $76,000, as the warrants to purchase preferred stock converted into warrants to purchase common stock.

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

The following table sets forth the computation of basic and diluted net loss per share in thousands, except share and per share data:

	Year Ended December 31,
	2011	2010	2009
Historical
Numerator:
Net loss	$(22,208)	$(7,300)	$(11,174)
Denominator:
Weighted average common shares outstanding	18,140,863	140,192	140,192
Net loss per share—basic and diluted	$(1.22)	$(52.08)	$(79.70)

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Year Ended December 31,
	2011	2010	2009
Series A convertible preferred stock	1,897,684	5,813,139	5,307,777
Series B convertible preferred stock	38,933	79,507	—
Convertible debt	—	1,717,635	1,784,772
Common exchangeable shares	36,135	138,860	138,860
Preferred exchangeable shares	647,807	2,214,590	2,120,767
Common stock options	1,722,256	750,980	764,781
Capital stock warrants	67,462	38,481	30,467

Recent Accounting Pronouncements

Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board, or other standards-setting bodies that the Company adopts by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.
Effective January 1, 2011, the Company adopted the FASB’s revised authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the Company’s performance or a specific outcome resulting from the Company’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to the Company. Milestones do not include events that occur solely upon the passage of time or as a result of a counterparty’s performance. The Company evaluates events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had, and is not expected to have, a material impact on the Company’s results of operations as it is consistent with its historical practice of milestone revenue recognition.
In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, and change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.
In June 2011, the FASB issued updated accounting guidance related to the presentation of comprehensive income. This guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

3. Strategic Collaboration and License Agreements

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

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company recognized $3.3 million and $1.8 million of the upfront fee as licensing revenue including the amortization of stock premium, for the years ended December 31, 2011, and 2010 respectively.

The agreement provides for a co-managed product development campaign, and contains cost-sharing provisions whereby the companies will share certain costs related to manufacturing and development performed by third parties including reimbursement from Norgine for certain raw material costs incurred prior to the effective date of the agreement. These raw material costs will be reimbursable when used in the manufacturing of clinical trial materials for the core development program. Costs for development services provided under the agreement are expensed as incurred. The Company recognized $2.5 million and $361,000 as a reduction in research and development expenses as a result of reimbursement for cost-sharing activities under this agreement for the years ended December 31, 2011, and 2010 respectively.

The agreement contains potential development and regulatory milestones that, if achieved, could provide the Company with additional cash payments of up to $32.0 million, including the purchase of $1.0 million of additional shares of the Company's capital stock. Upon the achievement of certain milestones, we will issue shares of our common stock at a price per share equal to $1.0 million divided by 110% of the average of the closing bid price of our common stock over the 30-day period ending six days prior to the issuance of these additional shares. In addition, the Company may receive sales milestone payments of up to approximately $120.0 million and tiered royalties beginning in the low teens escalating up several tiers to the high twenties on annual net sales of commercialized products within the licensed territory. As of December 31, 2011, we have not received any milestone or royalty payments.

Bristol-Myers Squibb Company

In December 2009, the Company entered into a two-year collaboration agreement with Bristol-Myers Squibb Company ("BMS") to discover, develop and commercialize novel macrocyclic compounds, other than the Company’s product candidates and internal programs, directed against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS is funding the Company’s lead discovery efforts on these targets and is also primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all products arising from the collaboration and for their commercialization globally. In connection with the agreement, the Company received an upfront license fee of $10.0 million and the Company may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, the Company would receive graduated single-digit percentage royalties and sales milestone payments on annual net sales of commercial products. The upfront licensing fee was deferred and was initially being amortized on a straight-line basis over a period of 30 months, which represents the estimated period of time over which the Company’s involvement in the collaboration is a substantive performance obligation or deliverable. The research program term was to expire in December 2011; however, in September 2011, the research collaboration was extended by BMS for a six-month period through June 2012. The agreement may be further extended. As a result of the extension, the Company reassessed the period of time over which the Company's involvement in the collaboration represents a substantive performance obligation or deliverable and changed the amortization period for the remaining deferred upfront licensing fee from 30 months to 36 months.

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following is the Company's revenue for the BMS collaboration for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Licensing revenue	$3,427	$4,000	$290
Research revenue	3,227	2,444	111
Total	$6,654	$6,444	$401

Open Biosystems, Inc.

In October 2005, the Company entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain intellectual property unrelated to the Company’s product candidates and Macrocyclic Template Chemistry (MATCH) drug discovery technology, as specified in the agreement. The Company earns royalties on annual net sales at rates that vary by licensed product category as defined in the agreement or, through 2010, minimum annual royalties, if greater than earned royalties, until the expiration date of the last-to-expire licensed patent or twelve years, whichever occurs last. Royalty revenue recognized from the licensing agreement was $211,000, $300,000 and $300,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

4. Furniture, Fixtures and Equipment

The following is the Company's furniture, fixtures and equipment including the effect of foreign currency translation for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010
Furniture and office equipment	$339	$215
Research equipment	1,975	1,967
Leasehold improvements	22	22
	2,336	2,204
Less: accumulated depreciation	(1,165)	(902)
Furniture, fixture and equipment, net	$1,171	$1,302

Depreciation and amortization expense relating to property and equipment, including leasehold improvements, for the years ended December 31, 2011, 2010 and 2009 was $308,000, $265,000, and $149,000, respectively.

5. Accrued Liabilities
The following in the Company's accrued liabilities for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010
Research and development expenses	$1,118	$537
General and administrative	331	287
Other	100	341
Total accrued liabilities	$1,549	$1,165

6. Notes Payable and Other Liabilities

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

In connection with the 2008 Notes, the Company issued to the two lenders warrants to purchase shares of preferred stock with an aggregate purchase price of $200,000. The warrants were exercisable for Series A Convertible Preferred stock at a price per share of $1.00. The warrants were recorded as a debt discount at estimated fair value of $87,000, which was being amortized as a component of interest expense over the remaining life of the loan. The warrants are exercisable for seven years from the date of issuance and expire on December 3, 2015. The warrants include an automatic conversion feature upon expiration.  Upon the closing of the IPO, the warrants became exercisable for shares of common stock at a price per share of $7.00.

The Company recorded total interest expense related to the 2008 Notes of $467,000 and $814,000 during the years ended December 31, 2010 and 2009, respectively.  No interest expense related to the 2008 Notes was recorded during the year ended December 31, 2011.

2010 Notes Payable

On September 30, 2010, the Company entered into a loan and security agreement with two lenders for a total commitment $13.0 million. On October 1, 2010, the parties executed the related note agreements (the "2010 Notes") and the Company repaid the outstanding principal and interest of $3.4 million on the 2008 Notes. The 2010 Notes bear interest at 10.75% per annum and mature on January 1, 2014. The 2010 Notes are payable initially in nine installments of interest only followed by thirty installments of principal plus interest. Principal payments on the 2010 Notes commenced in August 2011. In connection with the 2010 loan and security agreement, the Company issued warrants to purchase an aggregate of $520,000 in stock of the Company, which were contingently exercisable for a class and series of shares and exercise price as determined by future events as specified in the agreement.  Upon the closing of the IPO, the warrants became exercisable for shares of the Company's common stock. The Company determined the fair value of the warrants to be $254,000 and recorded the warrant as a liability with a related debt discount to be amortized as interest expense over the term of the 2010 Notes. The Company recognized $1.6 million and $430,000 in interest expense, including the amortization of the warrants, for the years ended December 31, 2011 and 2010, respectively.

The Company determined that the early prepayment of the 2008 Notes resulted in an exchange of debt instruments with substantially different terms, resulting in a $333,000 loss on extinguishment of debt reflected in other expense for the year ended December 31, 2010.

The following represents the outstanding principal balances and carrying amounts of notes payable as of December 31, 2011:

	Year Ended December 31, 2011
	Principal Value	Carrying Value
	(In thousands)
Note payable	$10,915	$10,972
Less: Current portion	244	238
Notes payable, less current portion	$10,671	$10,734

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The information in the following table reflects scheduled maturities on notes payable as classified under generally accepted accounting principals, which has been adjusted in accordance with the Company's 2010 term loan refinancing that occurred on January 31, 2012 (see Note 15). These amounts may differ from the Company's actual contractual commitments as as of December 31, 2011 as specified in the 2010 term loan agreements.

December 31, 2011
2012	$244
2013	6,122
2014	4,549
2015	—
Thereafter	—

Other Liabilities
During 1999, the Minister of Canada Economic Development agreed to fund CDN$450,000 for certain research and development efforts. The amount is to be repaid in annual installments based on certain fiscal year revenue calculations, as defined in the agreement up to a maximum of 135% of the loan, or CDN$607,500. For the year ended December 31, 2011 and 2010, the Company recorded CDN$39,000 and CDN$130,000, as a current liability representing amounts due under the agreement as a result of revenue proceeds received from licensing activity. The remaining long-term liability recorded under this agreement as of December 31, 2011, and 2010 totaled CDN$154,000, and CDN$193,000, respectively.

7. Convertible Notes Payable

2008 Convertible Note
In October 2008, the Company executed a note purchase agreement that authorized the issuance of up to $15.0 million in subordinated convertible promissory notes (the "Shareholder Notes") to certain preferred stockholders in three tranches of $5.0 million each. The Shareholder Notes carried interest at a rate equal to the prime rate in effect at the time of closing for each tranche plus 2% per annum. Unless earlier converted or paid in full, the 2008 Notes were to mature on the first anniversary of the issuance of the notes. In addition, the Company was to pay a premium equal to 15% of the principal amount held by the holders of Shareholder Notes upon occurrence of a repayment event as defined in the agreement.
At maturity, each holder of a Shareholder Note at its sole option, could convert the entire principal amount of the Shareholder Note, plus all accrued and unpaid interest, in the case of holders of Shareholder Notes of Tranzyme, into Series A Convertible Preferred stock or in the case of holders of Shareholder Notes of Tranzyme Pharma, into Class A Preferred Exchangeable shares, at a price per share of $1.00. If the holders did not elect to convert at maturity, the outstanding principal and the accrued but unpaid interest become due and payable in cash to the holders.
Concurrent with the execution of the note purchase agreement, the Company issued the first tranche of Shareholder Notes with a face value of $5.0 million bearing interest of 7% per annum. On February 27, 2009, the Company issued the second tranche of Shareholder Notes with a face value of $5.0 million bearing interest of 5.25% per annum. On June 5, 2009, the Company issued the third tranche of Shareholder Notes with a face value of $5.0 million bearing interest of 5.25% per annum.
In August 2009, the Company amended the Shareholder Notes to extend the maturity dates of the first and second tranches to June 5, 2010. In June 2010, the Company amended all of the Shareholder Notes to extend the maturity dates to September 30, 2010.
On September 30, 2010, the Company's Shareholder Notes, including accrued interest, converted into 13,884,004 shares of the Company's Series A Convertible Preferred stock and 2,577,660 shares of Class A Preferred Exchangeable stock of Tranzyme Pharma Inc.
The Company recorded interest expense for the Shareholders Notes of $721,000 and $654,000 for the years ended December 31, 2009 and 2010, respectively.

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Equity Transactions

Convertible Preferred Stock and Common Stock
On June 11, 2010, as a component of the strategic collaboration agreement with Norgine, Tranzyme issued 1,047,120 shares of its Series B Convertible Preferred stock (Series B Preferred) to Norgine for proceeds of $2.0 million, net of issuance costs of $28,000.
Upon the closing of the IPO, 18,395,156 shares of the Company’s common and preferred exchangeable shares of Tranzyme’s subsidiary, Tranzyme Pharma automatically exchanged into a total of 2,627,862 shares of the common stock of Tranzyme.  In addition, 52,085,690 shares of Tranzyme’s outstanding preferred stock automatically converted into a total of 7,440,791 shares of its common stock including 149,588 shares of stock for the Series B Preferred issued to Norgine.
On March 31, 2011, the Company's Seventh Amended and Restated Certificate of Incorporation authorized the issuance of 93,370,680 shares of designated Preferred stock and 100,000,000 shares of common stock. On April 7, 2011, the Company's Eighth Amended and Restated Certificate of Incorporation reduced the Company's authority to issue shares to 5,000,000 shares of undesignated Preferred stock and 100,000,000 shares of common stock

Warrants and Warrant Liability

In connection with the 2010 loan and security agreement (see Note 5), the Company issued warrants to purchase an aggregate of $520,000 in capital stock of the Company, which were contingently exercisable for a class and series of shares as determined by future events as specified in the agreement. The 2010 warrants are now exercisable for shares of common stock.

The warrants were valued under the level 3 hierarchy in accordance with ASC 820 as there are significant unobservable inputs. The fair value of the warrants was determined using a probability weighted valuation model. Values were determined for the warrants based on assumptions for each liquidity scenario using a Black-Scholes pricing model and other methods. These values were discounted back to October 1, 2010, the issuance date, while applying estimated probabilities to each scenario and associated value on a weighted average basis. These scenarios included a potential initial public offering or potential acquisition at different times throughout 2011 and 2012. Accordingly, the Company determined the initial fair value of the warrants to be $254,000, which was recorded as a convertible preferred stock warrant liability and related debt discount. Upon the closing of the Company’s IPO, the liability was reclassified to stockholders’ equity at its then fair value of $76,000.

As of December 31, 2011, the following warrants to purchase common stock were outstanding:

Issuance Date	Shares	Exercise Price	Expiration
12/3/2008	28,570	$7.00	12/3/2015
9/30/2010	38,892	$13.37	04/06/2016
Total warrants outstanding	67,462

Shares Reserved for Future Issuance

The Company has reserved shares of its Common stock for future issuance as of December 31, 2011 as follows:

December 31, 2011
Stock options outstanding	2,481,612
Shares available for grant under stock option plans	107,333
Outstanding warrants	67,462
Total shares reserved for future issuance	2,656,407

9. Share-based Compensation

During 2001, the Company adopted two equity compensation plans, the Tranzyme 2001 Employee Stock Option Plan and the 2001 Nonemployee Stock Option Plan (the "2001 Plans"), which authorized up to 1,000,000 and 445,000 shares of common stock, respectively, for granting both incentive and nonqualified stock options to employees, directors, consultants and other individuals set forth in the 2001 Plans. The exercise price and vesting period of the options issued under the plans were

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined by the Company’s Board of Directors on the date of grant.

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

On March 3, 2011 the Company’s Board of Directors adopted, and stockholders subsequently approved, the 2011 Stock Option Plan, (the “2011 Plan”) which authorized the issuance of up to 2,627,945 shares of common stock under the plan. The plan became effective on April 1, 2011.  As of April 1, 2011, no further shares will be issued under the 2001 Plans, the 2003 Plan or the 2004 Plan.  To the extent outstanding awards under the 2001 Plans, the 2003 Plan or the 2004 Plan are canceled, forfeited or otherwise terminated without being exercised the number of shares underlying such awards will be available for grant under the 2011 Plan.

On December 15, 2011, the company issued 39,000 shares of common stock upon the exercise of stock options at a weighted exercise price of $1.95 for cash proceeds of $76,000. The intrinsic value of options exercised during the year ended December 31. 2011 was $39,000.

The following table summarizes information about the Company's stock options activity for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (years)
Options Outstanding at December 31, 2010	758,781	$3.64
Granted	1,913,030	$3.70
Exercised	(39,000)	$1.95
Forfeited or expired	(151,199)	$4.39
Options Outstanding at December 31, 2011	2,481,612	$3.66	8.27
Options Exercisable on December 31, 2011	766,164	$3.59	5.56

The exercise price of stock options is equal to the closing market price of the underlying common stock on the grant date. The weighted-average assumptions used in the Black-Scholes valuation model for equity awards granted for the years ended December 31, 2011 and 2010 are shown in the table below. There were no options issued for the year ended December 31, 2009.

	Year Ended December 31,
	2011	2010
Expected volatility	77.4%	77.5%
Expected dividend yield	—%	—%
Expected term (in years)	5.50 to 6.25	6.25
Risk-free interest rate	2.20%	1.85%

The Company determined the options’ life based upon the use of the simplified method.  As a newly public company, sufficient history to estimate the volatility and dividend yield of our common stock is not available.  The Company uses the

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

historical volatility of a pool of comparable companies as a basis for the expected volatility assumption and dividend yield.  The Company intends to continue to consistently apply this process using the comparable companies until sufficient amount of historical information becomes available. The risk free interest rate is based upon the yield of an applicable Treasury instrument. The weighted average fair value of options issued for the years ended December 31, 2011 and 2010 was $2.54 and $6.09, respectively. There were no options issued for the year ended December 31, 2009. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $544,000, $322,000 and $457,000, respectively.

The aggregate intrinsic value of options outstanding as of December 31, 2011 represents the pretax value (the Company's closing market price of $2.89 per share on December 31, 2011, less the exercise price per share, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. As of December 31, 2011, there were a total of 291,912 outstanding in-the-money options. The aggregate intrinsic value of options exercisable and options outstanding as of December 31, 2011 was $267,000.

As of December 31, 2011, there was $3.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.3 years.

The Company recognized non-cash share-based compensation expense to employees in its research and development and selling, general and administrative functions as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Research and development	$176	$118	$133
General and administrative	929	197	234
Total	$1,105	$315	$367

10.  Other Comprehensive Loss

Accumulated comprehensive (loss) consists of the following components for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net loss	$(22,208)	$(7,300)	$(11,174)
Foreign currency translation adjustment	(15)	429	(511)
Total comprehensive loss	$(22,223)	$(6,871)	$(11,685)

11.  Income Taxes
For financial reporting purposes, net loss includes the following components:

	Year Ended December 31,
	2011	2010	2009
United States	$(312)	$(1,069)	$(3,062)
Foreign	(21,896)	(6,231)	(8,112)
Total	$(22,208)	$(7,300)	$(11,174)

No provision for federal or state income taxes has been recorded, as the Company has incurred cumulative net operating losses since inception. A reconciliation of the Federal statutory tax rate of 35% to the Company's effective income tax rate is as follows:

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
State taxes	(0.1)%	1.9%	1.2%
Foreign rate differential	(7.2)%	(2.8)%	(3.6)%
Tax credits and other	14.0%	35.2%	5.8%
Change in valuation allowance	(41.7)%	(69.3)%	(38.4)%
Tax expense	—%	—%	—%
The Company has no cumulative unremitted earnings as of December 31, 2011 and thus, has recorded no deferred taxes or foreign withholding taxes under APB Opinion No. 23.
Components of the Company's deferred tax assets and liabilities for federal income tax purposes are as follows at December 31, 2011 (in thousands):

	Year Ended December 31,
	2011	2010
Deferred tax assets:	(In thousands)
Current:
Deferred revenue	$1,935	$4,223
Valuation allowance	(1,931)	(4,223)
Net current deferred tax assets	4	—
Noncurrent deferred tax assets:
Net operating loss carryforwards	20,537	14,709
Research and development credits and pool	14,819	10,100
Depreciation	562	500
Other	496	230
	36,414	25,539
Valuation allowance	(36,339)	(25,538)
Net noncurrent deferred tax assets	75	1
Deferred tax liabilities:
Noncurrent:
Depreciation	(10)	(1)
Unrealized gain on warrant	$(69)	—
Total noncurrent deferred tax liabilities	(79)	(1)
Net noncurrent deferred tax asset/(liability)	$(4)	$—

Management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets including the Company's history of operating losses and has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, the deferred tax assets have been fully reserved at December 31, 2011 and 2010.
As of December 31, 2011 and 2010, the Company has U.S. Federal net operating loss (NOL) carryforwards of approximately $9.6 million and $14.0 million, respectively. The Company currently estimates $3.6 million of U.S. Federal net operating losses are available to offset future income as of December 31, 2011. Additional losses will become available in the amount of approximately $195,000 per year. Based on current estimates, approximately $2.9 million of U.S. Federal NOL carryforwards are subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "IRC") and will expire unused.
As of December 31, 2011 and 2010, the Company had $969,000 and $471,000 of research and development carryforwards which are fully reserved.

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2011 and 2010, the Company has North Carolina state net operating loss carryforwards of approximately $5.0 million and $9.5 million, which are not subject to limitation under IRC Section 382, yet will begin to expire in 2017 unless utilized. Additional limitations may arise if the Company experiences an ownership change in subsequent years.
The Company's Canadian Federal tax loss as of December 31, 2011 and 2010 was approximately $63.4 million and $35.4 million, respectively. Canadian Federal tax losses begin to expire in 2026.
The Company adopted accounting guidance related to accounting for uncertainty in income taxes on January 1, 2007, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Upon implementation of the new guidance, the Company had no unrecognized tax benefits. As of December 31, 2011 and 2010 no unrecognized tax benefits are included in the balance sheet that would, if recognized, affect the Company's effective tax rate. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's consolidated statements of operations.
The statute of limitations for assessment by the Internal Revenue Service (IRS) and state tax authorities is open for tax years ended December 31, 2008 though 2011, although carryforward attributes that were generated prior to tax year 2008 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The statute of limitations for assessment by the Canada Revenue Agency (CRA) is open for tax years ended December 31, 2007 through 2011, although carryforward attributes that were generated prior to tax year 2007 may still be adjusted upon examination by the CRA if they either have been or will be used in a future period. There are currently no federal or state audits in progress. The Company's Canadian tax returns for the period 2007 through 2010 are currently under audit by the CRA.

12. Retirement Savings Plan

The Company provides a qualified 401(k) savings plan for its U.S. employees. All employees are eligible to participate, provided they meet the requirements of the plan. The Company provides a contribution on the first 3% of an employee's salary subject to statutory limitations as proscribed by law. For the years ended December 31, 2011, 2010 and 2009, the Company recorded $79,000, $54,000 and $53,000 of expense, respectively, for 401(k) contributions.

13. Commitments

The Company leases its office space and certain equipment under cancellable and non-cancellable operating lease agreements in the United States and Canada.
On November 28, 2011, the Company entered into a lease for approximately 8,126 square feet of office space located at 5001 South Miami Boulevard, Durham, North Carolina.  These premises will serve as the Company's corporate headquarters. The lease term is 38 months, commencing on December 1, 2011 and terminating on January 31, 2015.  The Company has the option to renew the lease term for an additional 12 months at the prevailing rental rate at the end of the term and the right of first offer on additional space located on the property's third floor.
The Company also leases facilities for operations and offices from the University of Sherbrooke in Quebec, Canada. The Company's Canadian lease, as amended to date, expires on September 30, 2012.
Rent expense incurred by the Company was approximately $640,000, $589,000, and $547,000 for the years ended December 31, 2011, 2010, and 2009, respectively.
The following is a schedule of non-cancellable future minimum lease payments for operating leases at December 31, 2011 (in thousands):

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011
2012	$464,871
2013	158,626
2014	162,615
2015	13,862
Thereafter	—

14. Summary of Operations by Quarter (Unaudited)

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$2,339	$2,971	$2,646	$2,211
Operating expenses	5,472	6,966	8,634	9,840
Operating loss	(3,133)	(3,995)	(5,988)	(7,629)
Net loss	$(3,365)	$(4,407)	$(6,414)	$(8,022)
Net loss per share—basic and diluted	$(24.00)	$(0.19)	$(0.26)	$(0.33)
Shares used to compute net loss per share—basic and diluted	140,192	23,217,146	24,558,845	24,569,866
	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$1,422	$1,918	$2,268	$2,930
Operating expenses	3,793	3,381	3,393	3,386
Operating loss	(2,371)	(1,463)	(1,125)	(456)
Net loss	$(2,709)	$(1,921)	$(1,528)	$(1,142)
Net loss per share—basic and diluted	(19.32)	$(13.70)	$(10.90)	$(8.15)
Shares used to compute net loss per share—basic and diluted	140,192	140,192	140,192	140,192
Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

15. Subsequent Events

On January 31, 2012, the Company entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement" ) with the holders of the promissory notes issued by the Company in 2010 whereby, the lenders provided the Company with approximately $13.4 million of new proceeds (the "2012 Notes") of which $4.1 million was used to repay a portion of the outstanding principal on the 2010 Notes. The 2012 Notes bear interest at 10.0% per annum. The Company will initially make interest-only payments through February 1, 2013, and then will make 30 monthly principal and interest payments, through August 1, 2015 to fully amortize the loan.

In connection with the additional loan proceeds under the Amended Loan Agreement, the Company issued to the holders of the 2012 Notes, warrants to purchase an aggregate of 163,488 shares of the Company's common stock. The exercise price for each warrant is $3.67 per share. The warrants are immediately exercisable, and excluding certain mergers or acquisitions, will expire on January 30, 2022.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of December 31, 2011 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(f) of the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the last fiscal quarter materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.    Other Information

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance
The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later that 120 days after the close of the Company's fiscal year ended December 31, 2011.

Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later that 120 days after the close of the Company's fiscal year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later that 120 days after the close of the Company's fiscal year ended December 31, 2011.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later that 120 days after the close of the Company's fiscal year ended December 31, 2011.

Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later that 120 days after the close of the Company's fiscal year ended December 31, 2011.

Part IV.

 Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) Financial Statements and Schedules:
1. Financial Statements
The following are included in Item 8 of this report:
2. Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.
3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

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

4.7	Form of Warrant to Purchase Stock issued by the Company on January 31, 2012 (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on 8-K filed on February 1, 2012).
10.1
License Agreement dated as of June 11, 2010 by and between the Company and Norgine B.V. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).

10.2
Strategic Collaboration Agreement dated as of December 4, 2009 by and between the Company and Bristol-Myers Squibb Company (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).

10.3
Office Lease, dated as of November 28, 2011, by and between the Company and James Campbell Company LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on 8-K filed on December 1, 2011).

10.4
Lease dated September 7, 2006 between Université de Sherbrooke and Tranzyme Pharma, as amended (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).

10.5
Amended and Restated Loan and Security Agreement dated as of January 31, 2012 by and among the Company, Tranzyme Pharma, Horizon Technology Finance Corporation and Oxford Finance, LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on 8-K filed on February 1, 2012).

10.6
2001 Employee Stock Option Plan of the Company, together with forms of award agreement (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).

10.7
2001 Non-Employee Stock Option Plan of the Company, together with forms of award agreement (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).

10.8
Amended and Restated 2003 Stock Option Plan of the Company, as amended, together with forms of award agreement (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).

10.9
Amended and Restated 2004 Stock Option Plan of Tranzyme Pharma Inc., together with forms of award agreement (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).

10.10
2011 Stock Option and Incentive Plan of the Company, together with forms of award agreement (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).

10.11	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on November 10, 2011).
10.12	Senior Executive Incentive Bonus Plan (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).
10.13
Amended and Restated Agreement of Employment dated February 20, 2007 by and between the Company and Vipin K. Garg, as amended (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).

10.14
Change in Control Agreement effective June 13, 2008 by and between the Company and Vipin K. Garg (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).

10.15
Change in Control Agreement effective June 13, 2008 by and between the Company and Richard I. Eisenstadt (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).

10.16
Change in Control Agreement effective June 13, 2008 by and between the Company and Helmut Thomas (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).

10.17
Change in Control Agreement effective November 2, 2011 by and between the Registrant and David S. Moore (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 10, 2011).

10.18
Change in Control Agreement effective November 2, 2011 by and between the Registrant and Franck S. Rousseau (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on November 10, 2011).

10.19	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).
21.1	List of Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Definitions Linkbase Document
___________________________________________________________________________________________

*Filed herewith
+Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance

Sheets, (ii) the Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANZYME, INC.
(Registrant)

Date:	February 29, 2012	By:	/s/ Vipin K. Garg, Ph.D.
Vipin K. Garg, Ph.D.
President Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Vipin K. Garg, Ph.D	President and Chief Executive Officer	February 29, 2012
Vipin K. Garg, Ph.D.	(Principal Executive Officer)

/s/Richard I. Eisenstadt	VP, Finance and Chief Financial Officer	February 29, 2012
Richard I. Eisenstadt	(Principal Financial and Accounting Officer)

/s/John H. Johnson	Chairman of the Board of Directors	February 29, 2012
John H. Johnson

/s/Jean-Paul Castaigne, M.D.	Director	February 29, 2012
Jean-Paul Castaigne, M.D.

/s/Anne VanLent	Director	February 29, 2012
Anne VanLent

/s/Aaron Davidson	Director	February 29, 2012
Aaron Davidson

/s/George Abercrombie	Director	February 29, 2012
George Abercrombie

/s/Alex Zisson	Director	February 29, 2012
Alex Zisson