Form 10-Q
period 2012-03-31
TRANZYME INC
filed 2012-05-11
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-35119
___________________________________________________________

TRANZYME, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	63-1192270
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

5001 South Miami Boulevard, Suite 300
Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

(919) 474-0020
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

The number of shares outstanding of the registrant’s Common Stock as of April 25, 2012 was 24,607,888.

TRANZYME, INC.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information contained in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our clinical programs and business and related financing, contains forward-looking statements that involve risks, uncertainties and assumptions. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future results and our actual results may differ materially from those anticipated or implied in these forward-looking statements as a result of important factors described in the cautionary statements included in this document, particularly those discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

“Tranzyme,” “Tranzyme Pharma” and MATCH™ are trademarks or servicemarks of Tranzyme, Inc. All other trademarks are property of their respective owners.

Unless the context otherwise indicates, references in this report to the terms “Tranzyme”, “the Company”, “we,” “our” and “us” refer to Tranzyme, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
Tranzyme, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$42,582	$40,930
Accounts receivable, net	1,233	656
Investment tax credits receivable	504	838
Prepaid expenses and other assets	733	1,116
Total current assets	45,052	43,540
Investment tax credits receivable	106	—
Furniture, fixtures and equipment, net	1,177	1,171
Total assets	$46,335	$44,711
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,929	$1,971
Accrued liabilities	2,558	1,549
Current portion of deferred revenue	4,181	5,574
Current portion of notes payable	365	238
Total current liabilities	10,033	9,332
Notes payable, less current portion	19,193	10,734
Other long-term liabilities	171	163
Total liabilities	29,397	20,229
Stockholders’ deficit:
Preferred Stock, $.00001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common Stock, $.00001 par value; 100,000,000 shares authorized as of March 31, 2012 and December 31, 2011; 24,607,888 shares issued and outstanding at March 31, 2012; 24,597,845 shares issued and outstanding at December 31, 2011	—	—
Additional paid-in capital	132,651	131,795
Accumulated other comprehensive loss	(663)	(683)
Accumulated deficit	(115,050)	(106,630)
Total stockholders’ equity (deficit)	16,938	24,482
Total liabilities and stockholders’ equity	$46,335	$44,711

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Licensing and royalty revenue	$1,443	$1,897
Research revenue	1,165	442
Total revenue	2,608	2,339
Operating expenses:
Research and development	8,140	4,501
General and administrative	1,948	971
Total operating expenses	10,088	5,472
Operating loss	(7,480)	(3,133)
Interest expense, net	(432)	(420)
Other income (expense), net	(508)	188
Net income (loss)	$(8,420)	$(3,365)
Net loss per share—basic and diluted	$(0.34)	$(24.00)
Shares used to compute net loss per share—basic and diluted	24,601,447	140,192

Other comprehensive income (loss):
Net loss	$(8,420)	$(3,365)
Foreign currency translation adjustment	20	35
Comprehensive income (loss)	$(8,400)	$(3,330)

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(8,420)	$(3,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	84	77
Recognition of deferred revenue	(1,394)	(1,823)
Share-based compensation expense	291	60
Loss on early extinguishment of debt	520	—
Non-cash interest expense	105	60
Fair value adjustment - warrant liability	—	(195)
Changes in operating assets and liabilities:
Accounts receivable and investment tax credits	(335)	(368)
Prepaid expenses and other assets	342	(678)
Accounts payable	951	1,977
Accrued liabilities	1,041	(159)
Net cash used in operating activities	(6,815)	(4,414)

Investing activities:
Purchases of furniture, fixtures, and equipment	(66)	(11)
Net cash used in investing activities	(66)	(11)

Financing activities:
Repayment of debt	(4,934)	—
Proceeds from issuance of notes payable	13,434
Initial public offering costs	—	(483)
Proceeds from the exercise of common stock options	38	—
Net cash provided by (used in) financing activities	8,538	(483)
Effect of exchange rate changes on cash	(5)	14
Net increase (decrease) in cash and cash equivalents	1,652	(4,894)
Cash and cash equivalents at beginning of period	40,930	17,373
Cash and cash equivalents at end of period	$42,582	$12,479

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Notes to Consolidated Financial Statements
March 31, 2012
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

The Company is a clinical-stage biopharmaceutical company focused on discovery, development and commercialization of small molecule therapeutics for the treatment of gastrointestinal (GI) motility disorders. The Company’s two most advanced product candidates are:

•
ulimorelin— an intravenous ghrelin agonist in Phase 3 clinical development for the acceleration of postoperative GI recovery. Ulimorelin is designed to accelerate the return of normal GI function in patients experiencing GI dysfunction in the acute care setting.

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

The Company’s operations since inception have consisted primarily of organizing the Company, conducting research and development including clinical trials and securing financing. In December 2009, the Company entered into its first revenue generating collaboration agreement consistent with the Company’s business objectives and emerged from the development stage. As of March 31, 2012, the Company has incurred losses since inception of $115.1 million. The Company expects to continue to incur losses and requires additional financial resources to advance its products to either commercial stage or liquidity events.

2. Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying balance sheet as of March 31, 2012, statements of comprehensive income for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles "GAAP" for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2012. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2012, and the results of operations for the three month periods ended March 31, 2012 and 2011 and cash flows for the three month periods ended March 31, 2012 and 2011. The December 31, 2011 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three month periods ended March 31, 2012 and 2011 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Common Stock Split

On March 2, 2011, the Company’s board of directors approved a 1-for-7 reverse stock split of the Company’s outstanding common stock. In connection with this reverse stock split, the preferred stock conversion price was adjusted to reflect a proportional decrease in the number of shares of common stock to be issuable upon conversion. The reverse stock split became effective on March 31, 2011. The accompanying consolidated financial statements for the three month period ended March 31, 2011, and notes to consolidated financial statements give retroactive effect to the reverse stock split.

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

Investment Tax Credits Receivable

The Company participates in government assistance programs in Quebec, Canada that provide refundable investment tax credits for certain research and development expenditures. The receivable represents management’s estimate of amounts expected to be recovered and is subject to adjustment based upon audit by Quebec, Canada taxation authorities. The Company reported investment tax credits receivable using the flow-through method of $610,000 and $838,000 as of March 31, 2012 and December 31, 2011, respectively.

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

Fair Value

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and warrant liability. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of such instruments. The carrying amounts of borrowings under the Company’s debt facilities approximate their fair values as of March 31, 2012 and December 31, 2011, based on the determination that the stated rates on such debt are consistent with current interest rates for similar borrowing arrangements available to the Company. The carrying amounts of warrant liabilities are revalued and adjusted using the Black-Scholes valuation model at the end of each reporting period to reflect their fair values.

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

As of March 31, 2011, the Company measured its warrant liability using significant unobservable prices that were based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of $76,000.   Upon the completion of the IPO, the liability was reclassified to stockholders’ equity at its then fair value of $76,000, as the warrants to purchase preferred stock converted into warrants to purchase common stock.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued updated accounting guidance related to the presentation of comprehensive income. This guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company's interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company's consolidated results of operations, financial position, or liquidity.

3. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of the Company’s Common stock outstanding for the period, without consideration for common stock equivalents.  The Company’s Class C Common stock is excluded from the calculated net loss per share for the three months ended March 31, 2011 because it is a non-participating security and has no liquidation rights upon liquidation or dissolution of the Company.  Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. Under the treasury-stock method earnings per share data is computed as if the common share equivalents were outstanding at the beginning of the period (or at the time of issuance, if later) and as if the funds obtained from exercise of the common stock equivalents were used to purchase common stock at the average market price during the period. If there is little or no market for the common stock, a reasonable estimate of fair value shall be used. For purposes of this calculation, preferred stock, stock options and warrants to purchase capital stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share in thousands, except share and per share data:

	Three Months Ended March 31,
	2012	2011
Historical
Numerator:
Net loss	$(8,420)	$(3,365)
Denominator:
Weighted average common shares outstanding	24,601,447	140,192
Net loss per share—basic and diluted	$(0.34)	$(24.00)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Three Months Ended March 31,
	2012	2011
Series A Convertible Preferred stock	—	7,291,203
Series B Convertible Preferred stock	—	149,588
Convertible Debt	—	—
Common Exchangeable shares	—	138,860
Preferred Exchangeable shares	—	2,489,002
Common stock options	2,379,765	752,943
Common stock warrants	175,861	67,462

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

In conjunction with the collaboration agreement, Norgine purchased 1,047,120 shares of the Company’s Series B Convertible Preferred stock at $1.91 per share, for total cash proceeds of $2.0 million, net of issuance costs of $28,000 constituting a first closing of the Company's Series B Convertible Preferred stock financing. The agreement also obligates Norgine to purchase an additional $1.0 million of equity securities at a subsequent closing upon the occurrence of a development milestone as specified in the agreement. The shares of the Company’s Series B Convertible Stock held by Norgine converted into 149,588 shares of common stock upon the closing of the IPO.

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

At the end of each reporting period, the Company reevaluates the period of time over which it's involvement in the collaboration is a substantive performance obligation. For the three month period ended March 31, 2012, the Company determined that no change was required to the remaining estimated period of time over which the Company’s involvement in the core development phase of the collaboration is a substantive performance obligation.

The Company recognized $823,000 of the upfront fee as licensing revenue including the amortization of stock premium, in each of the three month periods ended March 31, 2012 and 2011.

The agreement provides for a co-managed product development campaign, and contains cost-sharing provisions whereby the companies will share certain costs related to manufacturing and development performed by third parties including reimbursement from Norgine for certain raw material costs incurred prior to the effective date of the agreement. These raw material costs will be reimbursable when used in the manufacturing of clinical trial materials for the core development program. Costs for development services provided under the agreement are expensed as incurred. The Company recognized $35,000 and $1.2 million as a reduction in research and development expenses as a result of reimbursement for cost-sharing activities under this agreement for the three month periods ended March 31, 2012 and 2011, respectively.

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

At the end of each reporting period, the Company reevaluates the period of time over which its involvement in the collaboration is a substantive performance obligation. For the three month period ended March 31, 2012, the Company determined that no change was required to the remaining estimated period of time over which the Company’s involvement in the core development phase of the collaboration is a substantive performance obligation.

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

The following is the Company's revenue for the BMS collaboration for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Licensing revenue	$570	$1,000
Research revenue	1,165	442
Total	$1,735	$1,442

Open Biosystems, Inc.

In October 2005, the Company entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain intellectual property unrelated to the Company’s product candidates and Macrocyclic Template Chemistry (MATCH) drug discovery technology, as specified in the agreement. The Company earns royalties on annual net sales at rates that vary by licensed product category as defined in the agreement or, through 2010, minimum annual royalties, if greater than earned royalties, until the expiration date of the last-to-expire licensed patent or twelve years, whichever occurs last. Royalty revenue recognized from the licensing agreement was $50,000 and $64,000 for the three month periods ended March 31, 2012 and 2011, respectively.

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

2010 Notes Payable

On September 30, 2010, the Company entered into a loan and security agreement with two lenders for a total commitment $13.0 million. On October 1, 2010, the parties executed the related note agreements (the "2010 Notes") and the Company repaid the outstanding principal and interest of $3.4 million on the 2008 Notes. The 2010 Notes carried an interest rate equal to 10.75% per annum and were to mature on January 1, 2014. The 2010 Notes were payable in nine installments of interest only followed by thirty installments of principal plus interest. Principal payments on the 2010 Notes commenced in August 2011. In connection with the 2010 loan and security agreement, the Company issued warrants to purchase an aggregate of $520,000 in stock of the Company, which were contingently exercisable for a class and series of shares and exercise price as determined by future events as specified in the agreement.  Upon the closing of the IPO, the warrants became exercisable for shares of the Company's common stock. The Company determined the fair value of the warrants to be $254,000 and recorded the warrant as a liability with a related debt discount to be amortized as interest expense over the term of the 2010 Notes.

The Company recognized $20,000 and $410,000 in interest expense, including the amortization of the warrants, for the three month period ended March 31, 2012 and 2011, respectively.

2012 Notes Payable

On January 31, 2012, the Company entered into an Amended and Restated Loan and Security Agreement (the "2012 Notes") with the holders of the 2010 Notes whereby the lenders provided the Company with approximately $13.4 million of new proceeds, of which $4.1 million was used to repay a portion of the outstanding principal on the 2010 Notes. The interest rate on all of the outstanding notes was reset to 10.0% per annum. The Company will make interest only payments through February 1, 2013, and then will make 30 monthly principal and interest payments through August 1, 2015, to fully amortize the loan. In addition, the approximately $6.6 million of 2010 Notes that were reissued under the 2012 Notes were reamortized to follow the same interest-only period followed by the same 30 monthly principal and interest payments.

In connection with the 2012 Notes, the Company issued warrants to purchase an aggregate of 163,488 shares of the Company's common stock at an exercise price of $3.67 per share. The warrants are immediately exercisable, and excluding certain mergers or acquisitions, will expire on January 30, 2022. The Company determined the fair value of the warrants to be $527,000 using the Black-Scholes pricing model and recorded the warrants as a debt discount to be amortized as interest expense over the term of the 2012 Notes using the effective interest rate method.

The Company recognized $419,000 in interest expense, including the amortization of the warrants, for the three month period ended March 31, 2012.

The Company determined that the early prepayment and exchange of the 2010 Notes resulted in an exchange of debt instruments with substantially different terms, resulting in a $520,000 loss on extinguishment of debt reflected in other expense for the three month period ended March 31, 2012.

6. Equity Transactions

Warrants and Warrant Liability

In connection with the 2010 Notes (see Note 5), the Company issued warrants to purchase an aggregate of $520,000 in capital stock of the Company, which were contingently exercisable for a class and series of shares as determined by future events as specified in the agreement. The 2010 warrants became exercisable for shares of common stock upon closing of the Company's initial public offering.

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

As of March 31, 2012, the following warrants to purchase common stock were outstanding:

Issuance Date	Shares	Exercise Price	Expiration
12/3/2008	28,570	$7.00	12/3/2015
9/30/2010	38,892	$13.37	04/06/2016
1/31/2012	163,488	$3.67	01/31/2022
Total warrants outstanding	230,950

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

On March 3, 2011 the Company’s Board of Directors adopted, and stockholders subsequently approved, the 2011 Stock Option Plan, (the “2011 Plan”) which authorized the issuance of up to 2,627,945 shares of common stock under the plan. The plan became effective on April 1, 2011.  As of April 1, 2011, no further shares will be issued under the 2001 Plans, the 2003 Plan or the 2004 Plan.  To the extent outstanding awards under the 2001 Plans, the 2003 Plan or the 2004 Plan are cancelled, forfeited or otherwise terminated without being exercised, the number of shares underlying such awards will be available for grant under the 2011 Plan. The following summarizes shares outstanding, exercisable and available for grant under the plan as of March 31, 2012:

	Shares Outstanding	Shares Exercisable	Weighted Average Exercise Price of Shares Outstanding
2001 Stock Option Plans	1,448	1,448	$11.34
2003 Equity Incentive Plan	617,949	607,681	3.42
2004 Stock Option Plan	51,228	51,228	5.95
2011 Stock Option Plan	1,664,336	140,000	3.74
Total Shares outstanding	2,334,961	800,357	$3.71
Total Shares authorized	2,627,945
Total Shares available for grant	292,984

On February 28, 2012, the Company issued 10,043 shares of common stock upon the exercise of stock options at a weighted exercise price of $3.78 for cash proceeds of approximately $38,000.
A total of 186,607 options were forfeited for the three month period ended March 31, 2012.
For the three month period ended March 31, 2012, the Board of Directors authorized and granted common stock options from the 2011 Plan to employees of the Company as follows:

Date	Shares	Exercise price	Weighted Average Fair Value
February 23, 2012	50,000	$4.98	$3.42

The exercise price of stock options was equal to the closing market price of the underlying common stock on the grant date. The weighted-average assumptions used in the Black-Scholes valuation model for equity awards granted for the three month period ended March 31, 2012 are shown in the table below. There were no options issued for the three month period ended March 31, 2011.

Three Months Ended March 31,
2012
Expected volatility	78.2%
Expected dividends	—
Expected life	6.25
Risk-free interest rate	1.40%

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

The Company recognized non-cash share-based compensation expense to employees in its research and development and selling, general and administrative functions as follows:

	Three Months Ended March 31,
	2012	2011
Research and development	$69,000	$24,000
General and administrative	222,000	36,000
	$291,000	$60,000

7. Subsequent Events

 On May 7, 2012, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $100.0 million of equity or other securities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our Annual Report on Form 10-K, as well as the information relating to such audited financial statements contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K, which includes annual financial statements as of and for the year ended December 31, 2011.  In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our clinical programs, business and related financing, contains forward-looking statements that involve risks, uncertainties and assumptions. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future results and our actual results may differ materially from those anticipated or implied in these forward-looking statements as a result of important factors described in the cautionary statements included in this document, particularly those discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel, first-in-class small molecule therapeutics for the treatment of gastrointestinal motility disorders. Our two most advanced product candidates, ulimorelin, which is in Phase 3, and TZP-102, which entered Phase 2b in September 2011, are being evaluated for the treatment of predominantly upper GI motility disorders. All of our product candidates have been discovered by our scientists using our proprietary chemistry technology platform, MATCH (Macrocyclic Template Chemistry), which enables us to construct synthetic libraries of drug-like, macrocyclic compounds in a predictable and efficient manner. We have first-in-class product candidates and a strong drug discovery platform, and have pursued a licensing strategy with collaborators whose capabilities complement our own.

We were incorporated in Delaware on January 12, 1998. On December 17, 2003, we entered into a business combination with Neokimia Inc., a Quebec, Canada-based chemistry company which now operates under the name Tranzyme Pharma Inc., or Tranzyme Pharma. Tranzyme Pharma is a wholly-owned subsidiary and owns substantially all of our intellectual property and conducts our preclinical research.

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

We have incurred significant losses since our inception. As of March 31, 2012, our accumulated deficit was approximately $115.1 million. We expect to incur significant operating losses over the next several years as we continue the development of our most advanced product candidates and develop other product candidates.

Strategic Partnerships

Norgine, B.V.  In June 2010, we entered into a license agreement with Norgine, a leading, GI-focused European specialty pharmaceutical company, to co-develop and commercialize ulimorelin in licensed territories that include Europe, Australia, New Zealand, Middle East, North Africa and South Africa. Under the terms of the agreement, we received a nonrefundable, upfront license fee of $8.0 million. In addition, Norgine purchased 1,047,120 shares of our Series B convertible preferred stock for $1.91 per share, resulting in total net proceeds of approximately $2.0 million. Upon closing of our IPO in 2011, these shares converted into 149,588 shares of our common stock.

The agreement contains potential development and regulatory milestones that, if achieved, could provide us with additional cash payments of up to $32.0 million, including the purchase of $1.0 million of additional shares of our capital stock.

Upon the achievement of certain milestones, we will issue shares of our common stock at a price per share equal to $1.0 million divided by 110% of the average of the closing bid price of our common stock over the 30-day period ending six days prior to the issuance of these additional shares. In addition, we may receive sales milestone payments of up to approximately $120.0 million and tiered royalties beginning in the low teens escalating up several tiers to the high twenties on annual net sales of commercialized products within the licensed territory. The $8.0 million nonrefundable up-front payment is being deferred and recognized on a straight-line basis over 31 months, the estimated period of time of the core development phase of the collaboration. As of March 31, 2012, we have not received any milestone or royalty payments.

Under the agreement, Norgine is sharing the cost of our Phase 3 clinical trials and the cost of procuring clinical manufacturing supply for the trials. Each party is solely responsible for managing and covering the cost of regulatory filings in its own territories. In addition, each party is solely responsible for the cost of any special studies required for regulatory approval specific to its own territory. Costs for development services provided under the agreement are expensed as incurred. Reimbursement of expenses under this agreement will be offset against costs as incurred.  We have recognized a reduction in research and development expenses as a result of reimbursement for cost-sharing activities under this agreement of approximately $35,000 and $1.2 million for the three month period ended March 31, 2012 and 2011, respectively.

Bristol-Myers Squibb Company.  In December 2009, we entered into a collaboration agreement with BMS to discover, develop and commercialize additional novel compounds discovered using our MATCH technology platform, other than our product candidates and internal programs, against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS is funding our early lead discovery efforts on these targets and is also primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all product candidates arising from the collaboration and, if successful products are developed, for their commercialization globally. As part of the agreement, we received a $10.0 million nonrefundable upfront license fee, and we may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, we would receive graduated single-digit percentage royalties and sales milestone payments on sales of commercialized products. The $10.0 million nonrefundable upfront license fee is being deferred and was being recognized on a straight-line basis over thirty months, the estimated initial research and collaboration period of the agreement. In September 2011, BMS extended the collaboration agreement for an additional six-month period and we changed the amortization period for the remaining unamortized upfront payment from 30 months to 36 months. On April 27, 2012, BMS further extended the research collaboration for an additional three-month period through September 2012. As of March 31, 2012, we have not received any milestone or royalty payments, and we are not certain when we will be eligible for such payments in the future.

The agreement provided for up to $6.0 million in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. BMS will provide for up to $2.5 million in research funding during the six-month extension period. The collaboration agreement may be further extended. We recognized revenue for reimbursement of research costs under this agreement of $1.2 million and $442,000 for the three month period ended March 31, 2012 and 2011, respectively.

Open Biosystems, Inc.  In October 2005, we entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain of our intellectual property unrelated to our product candidates and MATCH drug discovery technology. The agreement provides for royalty revenue on annual net sales at rates ranging from mid-single digits to 20 percent based on sales by licensed product category or, through 2010, minimum annual royalties if greater than earned, until the expiration date of the last-to-expire licensed patent or 12 years, whichever occurs last. We have recognized royalty revenue from this agreement of $50,000 and $64,000 for the three month period ended March 31, 2012 and 2011, respectively.

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

Direct development expenses and certain indirect overhead expenses associated with our research and development activities are allocated to our product candidates. The allocation of indirect overhead is based on management’s estimate of the use of such resources on a program-by-program basis. Indirect costs related to our research and development activities that are not allocated to a product candidate, including salaries and benefits for our clinical development personnel, and costs associated with the development of our preclinical product candidates and in support of our discovery collaboration are included in “Other research and development expenses” in the table below.

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
ulimorelin	$3,457	$2,330
TZP-102	2,583	587
Other research and development expenses	2,100	1,584
	$8,140	$4,501

We expect to fund our research and development expenses from our current cash and cash equivalents, from milestones and cost-sharing reimbursement payments received from collaboration agreements, if any, and potentially, additional financing transactions or collaboration arrangements.

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our primary, clinical stage product candidate, TZP-102, or other product candidates. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing our product candidates, including:

•
the need for, and the progress, costs and results of, any additional clinical trials of ulimorelin we may initiate based on the results of our clinical trials or our discussions with regulatory agencies, including any additional trials the FDA, EMA or other regulatory agencies may require evaluating the safety of ulimorelin

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

Interest expense to date has consisted primarily of interest expense on convertible notes payable and long-term debt and the amortization of debt discounts and debt issuance costs. We amortize debt issuance costs over the life of the notes which are reported as interest expense in our statements of comprehensive income.

Other income and expense to date has primarily consisted of costs incurred from extinguishment of debt, changes in the fair value of our warrant liability and gains and losses on foreign currency transactions primarily from purchases made by Tranzyme Pharma.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within our Annual Report filed on Form 10-K for the period ended December 31, 2011. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues

The following table summarizes our revenues for the three month periods ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Licensing and royalties	$1,443	$1,897	$(454)	(24)%
Research revenue	1,165	442	723	164%
Total	$2,608	$2,339	$269	12%

The decrease in licensing revenues for the three months ended March 31, 2012, was primarily due a change in the amortization period for deferred revenue from the upfront licensing fee received from our collaboration agreement with BMS, which totaled $570,000 for the three month period ended March 31, 2012, as compared to $1.0 million for the three month period ended March 31, 2011.  In September 2011, BMS extended the collaboration agreement for a six-month period and the amortization period for the remaining BMS unamortized upfront licensing fee was changed from 30 months to 36 months. The increase in research revenue was primarily due to an increase in reimbursable expenses for our collaboration agreement with BMS including personnel costs (FTEs) and laboratory supplies.

Research and Development Expenses

The following table summarizes our research and development expenses for the three month periods ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Research and development expenses	$8,140	$4,501	$3,639	81%

The increase in research and development costs during the three months ended March 31, 2012, was primarily due to expenses incurred for our Phase 3 clinical trials and registration efforts for ulimorelin and our Phase 2b clinical trial for TZP-102. Costs related to ulimorelin activities increased by approximately $1.1 million, primarily due to an increase in costs associated with the conduct our clinical trials. Costs related to TZP-102 activities resulted in an increase in clinical trial expenses of approximately $2.0 million, primarily due to costs for activities related to our on-going Phase 2b trial.  Other research and development costs increased $500,000 including personnel costs and other infrastructure expenses for our clinical development activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
General and administrative	$1,948	$971	$977	101%

The increase in general and administrative expenses was due primarily to a $540,000 increase in personnel related expenses including non-cash compensation for stock options, a $217,000 increase in consulting expenses related to our corporate governance activities including legal and accounting fees and a $220,000 increase in other expenses including director and officer insurance and other taxes and fees.

Other Income (Expense), Net

The following table summarizes our other expense for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Interest expense, net	$(432)	$(420)	$12	3%
Other (expense) income	(508)	188	696	370%
Total	$(940)	$(232)	$708	305%

The increase in other expense for the period was primarily due to a $520,000 loss on early extinguishment of debt incurred with the refinancing of our term loan in January 2012 and a decrease of $195,000 of other income for the change in the fair value of our warrant liability which was outstanding as of March 31, 2011.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses since our inception and we anticipate that we will continue to incur losses for at least the next several years.  Historically, we have financed our operations primarily through private placements of common stock and convertible preferred stock, issuance of convertible promissory notes to our stockholders, upfront payments from strategic partnerships, bank, other lender financing and development grants from governmental authorities and our initial public offering.  As of March 31, 2012, we had $42.6 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of March 31, 2012, our cash and cash equivalents funds are invested in money market funds which are currently providing only a minimal return.

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

 On May 7, 2012, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $100.0 million of equity or other securities, proceeds from which will be used for general corporate purposes. Once effective, the Form S-3 will provide additional financial flexibility for the Company to sell securities as needed at any time. The Form S-3 is not effective.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2012	2011
Cash Flow from Continuing Operations:
Net cash used in operating activities	$(6,815)	$(4,414)
Net cash used in investing activities	(66)	(11)
Net cash provided by (used in) financing activities	8,538	(483)
Effect of exchange rate changes on cash	(5)	14
Net increase (decrease) in cash and cash equivalents	$1,652	$(4,894)

During the three months ended March 31, 2012, our operating activities used cash of $6.8 million, primarily due to our net losses and changes in working capital, partially offset by non-cash charges including depreciation expense, share-based compensation expense and the amortization of deferred revenue from our licensing agreements. The increase in cash used in operations during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily due to Phase 3 clinical trial activities for ulimorelin and Phase 2b clinical trial activities for TZP-102.  Cash provided by operations for the three months ended March 31, 2012 included $9.3 million of net term loan proceeds offset by principal payments on our outstanding loan.

 Credit Facilities

On September 30, 2010, we entered into a term loan and security agreement with Oxford Finance Corporation, or Oxford, and Compass Horizon Funding Company, now Horizon Finance Corporation, or Horizon, for $13.0 million. The annual interest rate was 10.75%. The loan was to mature on January 1, 2014 and required interest only payments for the first nine months and principal and interest payments for the following 30 months. Principal payments on the loan began in August 2011. Upon payment of the final monthly installment of the loan, or the remaining balance in the case of a prepayment, we would have paid an end-of-term fee of approximately $520,000. In addition, in the event of prepayment we would have paid a prepayment fee ranging from 3% to 1%, based on time to maturity, of the principal amount of the loan at the time of repayment.

On January 31, 2012, we entered into an Amended and Restated Loan and Security Agreement with Horizon and Oxford. The amended and restated loan agreement amends and restates the terms of the September 2010 loan and security agreement in its entirety, and provided us with approximately $9.3 million of additional net loan proceeds. We used a portion of the approximately $13.4 million of new proceeds received at the closing of the amended and restated loan agreement to repay approximately $4.1 million of outstanding principal under the September 2010 loan agreement. Under the amended and restated loan agreement, we will make interest-only payments through February 1, 2013, and then will be required to make 30 monthly principal and interest payments to fully amortize the loan. The annual interest rate on the loan was reset to 10.0%. In addition, approximately $6.6 million of 2010 Notes were reamortizied to follow the same interest-only period followed by the same 30 monthly principal and interest payments as the new loan. Upon payment of the final monthly installment of the loan, or the remaining balance in the case of a prepayment, we will pay an end-of-term fee of $1.0 million. In addition, in the event of prepayment we will pay a prepayment fee ranging from 6% to 1%, based on time to maturity, of the principal amount of the loan at the time of repayment.  As of March 31, 2012, $20.0 million of principal remains outstanding on the loan.

The amended and restated loan agreement is secured by our assets, excluding our intellectual property and also contains certain covenants, including limitations on our ability to transfer assets, engage in any change of control transaction, incur additional indebtedness, pay dividends, make investments and engage in transactions with affiliates. Upon an event of default, the lenders may declare the unpaid principal amount of all outstanding loans and interest accrued under the loan and security agreement to be immediately due and payable, and exercise their security interests and other rights under the credit agreement. As of March 31, 2012, we believe we were in compliance with the covenants under the amended and restated loan agreement.

In connection with the $9.3 million in additional loan proceeds received under the amended and restated loan agreement, we issued to Oxford, warrants to purchase an aggregate of 100,545 shares of common stock and to Horizon, a warrant to purchase 62,943 shares of common stock. The exercise price for each warrant is $3.67 per share. The warrants are immediately exercisable, and excluding certain mergers or acquisitions, will expire on January 30, 2022.

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

•	the costs of developing internal sales, marketing and distribution capabilities.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued updated accounting guidance related to the presentation of comprehensive income. This guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for our interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial position, or liquidity.

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

Market Risk

Our cash and cash equivalents as of March 31, 2012 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

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

Risks Related to the Development, Regulatory Approval and Commercialization of our Product Candidates

In light of the results and analysis of the first of our two Phase 3 pivotal trials of ulimorelin, ULISES 007, it is unlikely that the second Phase 3 pivotal trial of ulimorelin, ULISES 008, will yield positive results.

On March 12, 2012, we announced, along with our development partner, Norgine B.V., or Norgine, the top-line results of the primary analysis of ULISES 007, the first of two Phase 3 pivotal trials evaluating ulimorelin. The trial failed to meet its primary and secondary efficacy endpoints. The results of ULISES 007 showed that ulimorelin, at both 160 and 480 micrograms/kg doses, was not statistically different from placebo for the primary endpoint, the time to recovery of GI function as defined by the time from the end of surgery to GI2. GI2 is defined as the later of first bowel movement and tolerance of solid food.

Given the similarity of the two trials, we do not expect the results of our ULISES 008 trial of ulimorelin to be significantly different from those of ULISES 007. While we are still planning to analyze the data from the second Phase 3 clinical trial, ULISES 008, which we expect by the end of the second quarter, we are stopping all other New Drug Application or NDA, related activities for ulimorelin. In the event of positive results on ULISES 008, we will explore ways to best further develop and commercialize ulimorelin.

In light of the results of our Phase 3 trial of ulimorelin, our near-term success is primarily dependent on the success of our other clinical stage product candidate, TZP-102, which is in Phase 2b clinical development. Our other product candidates are in the preclinical research stage. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We have invested a significant portion of our time and financial resources in the development of our clinical stage product candidates, ulimorelin for acceleration of postoperative gastrointestinal (GI) recovery, and TZP-102 for the treatment of diabetic gastroparesis. In the future, we plan to invest the substantial majority of our resources in TZP-102, and, in light of the results of our first phase 3 clinical trial of ulimorelin, are stopping all NDA related activities for ulimorelin. We have also invested a significant amount of time and financial resources in the development of our other product candidates, TZP-201 and TZP-301. We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of these product candidates, particularly our primary clinical stage product candidate, TZP-102. The future regulatory and commercial success of these product candidates is subject to a number of risks, including the following:

•	we may not be able to provide acceptable evidence of their safety and efficacy;

•	the results of our ongoing and planned clinical trials may not confirm the positive results of earlier clinical trials;

•
the results of our clinical trials may not meet the level of statistical or clinical significance required by the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, or other regulatory agencies for marketing approval;

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

Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market a commercial product, any such approval may be subject to limitations on the indicated uses for which we may market the product.

Favorable results in our Phase 2 clinical trial of TZP-102 for the treatment of diabetic gastroparesis may not be predictive of the safety and efficacy results in our Phase 2b clinical trial of TZP-102 for the treatment of diabetic gastroparesis.

Although our proof of concept Phase 2 clinical trial of TZP-102 for the treatment of diabetic gastroparesis showed statistically significant results against clinically meaningful endpoints, we will not have the same primary endpoints or reporting instrument in our Phase 2b clinical trial. The Phase 2 trial only showed significant difference between active and placebo in secondary end points, which now comprise the primary endpoint of the Phase 2b trial. The primary endpoint for our Phase 2b trial is, based upon our meeting with the FDA in November 2010, a composite of clinically relevant, patient-reported symptoms measured by a reporting instrument with a shorter recall period. While we observed statistically significant improvements in these clinically relevant symptoms in our Phase 2 trial, we cannot assure you that our Phase 2b trial will achieve positive results. A number of factors could contribute to a lack of favorable safety and efficacy results in our Phase 2b clinical trial. For example:

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

•
availability of alternative treatments, including, metoclopramide, erythromycin and domperidone and any new products that may in the future become available to treat indications for which TZP-102 may be approved;

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

We have limited sales, marketing or distribution experience. To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that TZP-102 or any other of our product candidates will be approved. For product candidates where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	we may not be able to attract and build an effective marketing or sales force;

•	the cost of establishing a marketing or sales force may exceed the revenues generated by any products; and

•	our direct sales and marketing efforts may not be successful.

We have entered into an agreement with Norgine to assist in the development and commercialization of ulimorelin outside the United States, if approved, and may elect to seek other strategic partners for our products. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

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

We do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates and the current manufacturers of our product candidates may not have the capacity to serve commercial demand. If any of our product candidates are approved for sale by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for the commercial production of those products. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is limited.

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

•	BMS or Norgine may not comply with all applicable regulatory requirements, or fail to report safety data in accordance with all applicable regulatory requirements.

•	BMS may choose not to extend the research term, during which it funds full-time equivalent costs and other research expenses, when the current research term expires in September 2012.

If BMS fails to develop or effectively commercialize novel compounds for any of the foregoing reasons, or if Norgine elects to terminate our agreement relating to ulimorelin in light of the data of our first Phase 3 clinical trial, we may not be able to replace the strategic partner with another partner. We may also be unable to obtain, on terms acceptable to us, a license from such strategic partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a product candidate. Any of these events could have a material adverse effect on our business, results of operations and our ability to achieve future profitability, and could cause our stock price to decline.

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

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. Our objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability or safety. We expect any product candidate that we commercialize with our strategic partners or on our own will compete with existing, market-leading products. For example, we anticipate that TZP-102, if approved for the treatment of diabetic gastroparesis, would compete directly with metoclopramide, erythromycin and domperidone each of which is available under various trade names sold by several major pharmaceutical companies.

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

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition or invalidity proceedings before U.S. or foreign patent offices. In addition, under the recently enacted America Invents Act of 2011, or AIA, the U.S. patent system, among other things, will transition from a first-to-invent to a first-to-file patent system, will increase the scope of prior art available for patentability and invalidity determinations, and will introduce new procedures, including post-grant review and inter parties review, for challenging U.S. patents once they have granted.  The various provisions of the AIA, once they become effective, may impact our ability to secure meaningful patent protection for inventions that we develop in the future.

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

Depending upon the timing, duration and specifics of FDA marketing approval of TZP-102 and our other products, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant operating losses since inception, and we expect to incur losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 1998 and expect to incur significant losses for the next several years as we complete our Phase 3 trials for ulimorelin and we conduct our Phase 2b trial for TZP-102. As of March 31, 2012, we had an accumulated deficit of $115.1 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Borrowings under our credit facility may not be available to us to operate our business and successfully develop and commercialize our primary product candidate.

In January 2012, we entered into an amended and restated loan and security agreement with Horizon Finance Corporation and Oxford Finance LLC. Under the amended loan facility, we borrowed an additional $9.3 million, bringing the total amount of our borrowings under the facility to $20.0 million. The loan agreement contains customary affirmative and negative covenants and default and acceleration provisions. The loan is secured by all of our assets, excluding intellectual property. In light of the recent results of our first clinical trial of ulimorelin, the lenders could consider the loan in default and attempt to negotiate more onerous terms, make additional borrowings more difficult or accelerate all or a portion of the debt. If we are forced to accept more onerous terms or repay all or a portion of our indebtedness and we are unable to secure alternative financing, we could be required to significantly curtail one or more of our research or development programs, our financial condition could become impaired and the market price of our shares could decline.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize our most advanced product candidates.

We will require substantial future capital in order to conduct the research and development and clinical and regulatory activities necessary to bring our most commercially viable product candidate, TZP-102, and other product candidates to market. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•	the progress, costs, results of and timing of our Phase 2b clinical trial of TZP-102 for treatment of the symptoms associated with diabetic gastroparesis and future clinical trials of TZP-102;

•	the costs and timing of obtaining regulatory approval in the United States and abroad for our product candidates;

•	the FDA’s willingness to review our TZP-102 application under the fast track development program;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights globally;

•	the costs and timing of obtaining or maintaining manufacturing for our product candidates, including commercial manufacturing if any of our product candidates is approved;

•	the costs and timing of establishing sales and marketing capabilities in selected markets; and

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us.

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

As of March 31, 2012, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 84.1% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

After the lock-up agreements pertaining to our initial public offering expired on September 29, 2011, an additional 10,208,845 shares became eligible for sale in the public market, subject to any applicable volume limitations under federal securities laws. In addition, as of March 31, 2012, we had outstanding exercisable options and outstanding warrants to purchase shares of common stock that, if exercised, will result in these additional shares becoming available for sale, subject in some cases to volume limitations.  Shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans will also become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, as of March 31, 2012 certain holders of our common stock have the right to require us to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Item 2.  Unregistered Sale of Securities and Use of Proceeds
On January 31, 2012, in connection with the $9.3 million in additional loan proceeds received under our amended and restated loan agreement, we issued to Oxford, warrants to purchase an aggregate of 100,545 shares of common stock and to Horizon, a warrant to purchase 62,943 shares of common stock. The exercise price for each warrant is $3.67 per share. The warrants are immediately exercisable, and excluding certain mergers or acquisitions, will expire on January 30, 2022. These warrants for common stock were issued in a private placement pursuant to Rule 506 of the Securities Act of 1933, as amended (the “Securities Act”), and thus have not been registered under the Securities Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

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

4.7	Form of Warrant to Purchase Stock issued by the Company on January 31, 2012. (filed as Exhibit 4.1 to the Company's current report on Form 8-K, filed February 1, 2012).

10.1
Amended and Restated Loan and Security Agreement dated as of January 31, 2012 by and among the Company, Tranzyme-Canada, Horizon and Oxford (filed as Exhibit 10.1 to the Company's current report on Form 8-K, filed February 1, 2012).

10.2
Sales Agreement, dated May 7, 2012, by and between the Company and Cowen and Company (Incorporated by reference to Exhibit 1.2 to the Comapny's Registration Statement on Form S-3 filed May 7, 2012 (File No. 333-181215)).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Definitions Linkbase Document
___________________________________________________________________________________________

*Filed herewith
**Furnished herewith

+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

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

TRANZYME, INC.
(Registrant)

Date:	May 11, 2012	By:	/s/ Vipin K. Garg, Ph.D.
Vipin K. Garg, Ph.D.
President Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2012	By:	/s/Richard I. Eisenstadt
Richard I. Eisenstadt, VP, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)