Form 10-Q
period 2012-06-30
TRANZYME INC
filed 2012-08-10
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock as of August 3, 2012 was 24,613,425.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
Tranzyme, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$36,387	$40,930
Accounts receivable, net	170	656
Investment tax credits receivable	456	838
Prepaid expenses and other assets	806	1,116
Total current assets	37,819	43,540
Investment tax credits receivable	189	—
Furniture, fixtures and equipment, net	1,069	1,171
Total assets	$39,077	$44,711
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,670	$1,971
Accrued liabilities	2,070	1,549
Current portion of deferred revenue	2,930	5,574
Current portion of notes payable	2,169	238
Total current liabilities	9,839	9,332
Notes payable, less current portion	17,517	10,734
Other long-term liabilities	146	163
Total liabilities	27,502	20,229
Stockholders’ deficit:
Preferred Stock, $.00001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Common Stock, $.00001 par value; 100,000,000 shares authorized as of June 30, 2012 and December 31, 2011; 24,607,888 shares issued and outstanding at June 30, 2012; 24,597,845 shares issued and outstanding at December 31, 2011	—	—
Additional paid-in capital	132,959	131,795
Accumulated other comprehensive loss	(725)	(683)
Accumulated deficit	(120,659)	(106,630)
Total stockholders’ equity (deficit)	11,575	24,482
Total liabilities and stockholders’ equity	$39,077	$44,711

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Licensing and royalty revenue	$1,340	$1,874	$2,783	$3,771
Research revenue	1,071	1,097	2,236	1,539
Total revenue	2,411	2,971	5,019	5,310
Operating expenses:
Research and development	5,535	5,681	13,675	10,182
General and administrative	1,880	1,285	3,828	2,256
Total operating expenses	7,415	6,966	17,503	12,438
Operating loss	(5,004)	(3,995)	(12,484)	(7,128)
Interest expense, net	(624)	(399)	(1,056)	(819)
Other income (expense), net	19	(13)	(489)	175
Net income (loss)	$(5,609)	$(4,407)	$(14,029)	$(7,772)
Net loss per share—basic and diluted	$(0.23)	$(0.19)	$(0.57)	$(0.67)
Shares used to compute net loss per share—basic and diluted	24,607,888	23,217,146	24,604,595	11,610,927

Other comprehensive income (loss):
Net loss	$(5,609)	$(4,407)	$(14,029)	$(7,772)
Foreign currency translation adjustment	(62)	(22)	(42)	13
Comprehensive income (loss)	$(5,671)	$(4,429)	$(14,071)	$(7,759)

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(14,029)	$(7,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	168	154
Recognition of deferred revenue	(2,644)	(3,646)
Share-based compensation expense	599	429
Loss on early extinguishment of debt	520	—
Non-cash interest expense	233	119
Fair value adjustment - warrant liability	—	(195)
Changes in operating assets and liabilities:
Accounts receivable and investment tax credits	672	(301)
Prepaid expenses and other assets	275	(1,836)
Accounts payable	703	2,320
Accrued liabilities	537	498
Net cash used in operating activities	(12,966)	(10,230)

Investing activities:
Purchases of furniture, fixtures, and equipment	(69)	(37)
Net cash used in investing activities	(69)	(37)

Financing activities:
Repayment of debt	(4,934)	—
Proceeds from issuance of notes payable	13,434	—
Proceeds from issuance of common stock, net of underwriting discounts	—	53,382
Initial public offering costs	—	(882)
Proceeds from the exercise of common stock options	38	—
Net cash provided by financing activities	8,538	52,500
Effect of exchange rate changes on cash	(46)	2
Net increase (decrease) in cash and cash equivalents	(4,543)	42,235
Cash and cash equivalents at beginning of period	40,930	17,373
Cash and cash equivalents at end of period	$36,387	$59,608
Non-cash Investing and Financing Activities:
Conversion of convertible preferred stock into common stock	$—	$1
Reclassification of warrant liability to additional paid-in capital	$—	$76
Deferred initial public offering costs incurred in 2010 and reclassified to equity in 2011	$—	$1,068

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Notes to Consolidated Financial Statements
June 30, 2012
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

The Company is a clinical-stage biopharmaceutical company focused on discovery, development and commercialization of small molecule therapeutics for the treatment of gastrointestinal (GI) motility disorders. The Company is focusing its efforts on its most advanced product candidate, TZP-102, an orally administered ghrelin agonist that is in Phase 2b clinical development for treatment of the symptoms associated with diabetic gastroparesis, an upper GI motility disorder. The Company has stopped development and regulatory activities for its intravenous ghrelin agonist, ulimorelin, following the results of two Phase 3 trials, both of which failed to meet their primary and secondary endpoints.

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

The Company’s operations since inception have consisted primarily of organizing the Company, conducting research and development including clinical trials and securing financing. In December 2009, the Company entered into its first revenue generating collaboration agreement consistent with the Company’s business objectives and emerged from the development stage. As of June 30, 2012, the Company has incurred losses since inception of $120.7 million. The Company expects to continue to incur losses and requires additional financial resources to advance its products to either commercial stage or liquidity events.

2. Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying balance sheet as of June 30, 2012, statements of comprehensive income for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2012. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2012, and the results of operations for the three and six month periods ended June 30, 2012 and 2011 and cash flows for the six month periods ended June 30, 2012 and 2011. The December 31, 2011 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six month periods ended June 30, 2012 and 2011 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Common Stock Split

On March 2, 2011, the Company’s board of directors approved a 1-for-7 reverse stock split of the Company’s outstanding common stock. In connection with this reverse stock split, the preferred stock conversion price was adjusted to reflect a proportional decrease in the number of shares of common stock to be issuable upon conversion. The reverse stock split became effective on March 31, 2011. The accompanying consolidated financial statements for the three and six month periods ended June 30, 2011, and notes to consolidated financial statements give retroactive effect to the reverse stock split.

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

Investment Tax Credits Receivable

The Company participates in government assistance programs in Quebec, Canada that provide refundable investment tax credits for certain research and development expenditures. The receivable represents management’s estimate of amounts expected to be recovered and is subject to adjustment based upon audit by Quebec, Canada taxation authorities. The Company reported investment tax credits receivable using the flow-through method of $645,000 and $838,000 as of June 30, 2012 and December 31, 2011, respectively.

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

Fair Value

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and warrant liability. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of such instruments. The carrying amounts of borrowings under the Company’s debt facilities approximate their fair values as of June 30, 2012 and December 31, 2011, based on the determination that the stated rates on such debt are consistent with current interest rates for similar borrowing arrangements available to the Company. The carrying amounts of warrant liabilities are revalued and adjusted using the Black-Scholes valuation model at the end of each reporting period to reflect their fair values.

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

3. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of the Company’s Common stock outstanding for the period, without consideration for common stock equivalents.  The Company’s Class C Common stock is excluded from the calculated net loss per share for the three and six months ended June 30, 2011 because it is a non-participating security and has no liquidation rights upon liquidation or dissolution of the Company.  Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. Under the treasury-stock method earnings per share data is computed as if the common share equivalents were outstanding at the beginning of the period (or at the time of issuance, if later) and as if the funds obtained from exercise of the common stock equivalents were used to purchase common stock at the average market price during the period. If there is little or no market for the common stock, a reasonable estimate of fair value shall be used. For purposes of this calculation, preferred stock, stock options and warrants to purchase capital stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share in thousands, except share and per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Historical
Numerator:
Net loss	$(5,609)	$(4,407)	$(14,029)	$(7,772)
Denominator:
Weighted average common shares outstanding	24,607,888	23,217,146	24,604,595	11,610,927
Net loss per share—basic and diluted	$(0.23)	$(0.19)	$(0.57)	$(0.67)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Series A Convertible Preferred stock	—	400,589	—	3,826,862
Series B Convertible Preferred stock	—	8,129	—	78,513
Convertible Debt	—	—	—	—
Common Exchangeable shares	—	7,625	—	72,877
Preferred Exchangeable shares	—	136,747	—	1,306,376
Common stock options	2,490,363	1,678,522	2,435,064	1,218,258
Common stock warrants	230,950	67,462	203,255	67,462

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

In conjunction with the collaboration agreement, Norgine purchased 1,047,120 shares of the Company’s Series B Convertible Preferred stock at $1.91 per share, for total cash proceeds of $2.0 million, net of issuance costs of $28,000 constituting a first closing of the Company's Series B Convertible Preferred stock financing. The agreement also obligated Norgine to purchase an additional $1.0 million of equity securities at a subsequent closing upon the occurrence of a development milestone as specified in the agreement. The shares of the Company’s Series B Convertible Stock held by Norgine converted into 149,588 shares of common stock upon the closing of the IPO.

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

At the end of each reporting period, the Company reevaluates the period of time over which its involvement in the collaboration is a substantive performance obligation. As of June 30, 2012, the Company determined that no change was required to the remaining estimated period of time over which the Company’s involvement in the core development phase of the collaboration is a substantive performance obligation.

The Company recognized $823,000 and $1.6 million of the upfront fee as licensing revenue including the amortization of stock premium, in each of the three and six month periods ended June 30, 2012 and 2011, respectively.

The agreement, which will terminate on October 19, 2012, provides for a co-managed product development campaign, and contains cost-sharing provisions whereby the companies will share certain costs related to manufacturing and development performed by third parties including reimbursement from Norgine for certain raw material costs incurred prior to the effective date of the agreement. These raw material costs will be reimbursable when used in the manufacturing of clinical trial materials for the core development program. Costs for development services provided under the agreement are expensed as incurred. The Company recognized an increase in research and development expenses of $133,000 and $49,000 as a result of payments due to Norgine for cost-sharing activities under this agreement for the three and six month periods ended June 30, 2012, respectively. The Company recognized a reduction in research and development expenses as a result of reimbursement for cost-sharing activities under this agreement of $267,000 and $1.5 million for the three and six month periods ended June 30, 2011, respectively.

Bristol-Myers Squibb Company

 In December 2009, the Company entered into a two-year collaboration agreement with Bristol-Myers Squibb Company ("BMS") to discover, develop and commercialize novel macrocyclic compounds, other than the Company’s product candidates and internal programs, directed against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS is funding the Company’s lead discovery efforts on these targets and is also primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all products arising from the collaboration and for their commercialization globally. In connection with the agreement, the Company received an upfront license fee of $10.0 million and the Company may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, the Company would receive graduated single-digit percentage royalties and sales milestone payments on annual net sales of commercial products. The upfront licensing fee was deferred and was initially being amortized on a straight-line basis over a period of 30 months, which represented the estimated period of time over which the Company’s involvement in the collaboration is a substantive performance obligation or deliverable. The research program term was to expire in December 2011; however, in September 2011, the research collaboration was extended by BMS for a six-month period through June 2012. As a result of the extension, the Company reassessed the period of time over which the Company's involvement in the collaboration represents a substantive performance obligation or deliverable and changed the amortization period for the remaining deferred upfront licensing fee from 30 months to 36 months. In April 2012, the research collaboration was further extended by BMS for a three-month period through September 2012. As a result of the extension, the Company reassessed the period of time over which the Company's involvement in the collaboration represents a substantive performance obligation or deliverable and changed the amortization period for the remaining deferred upfront licensing fee from 36 months to 39 months. The agreement may be further extended by mutual agreement of the parties.

The agreement also provided for up to $6.0 million in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. BMS provided up to $2.5 million in research funding during the six-month extension period ending June 30, 2012 and will provide up to $600,000 in funding during the three-month extension period through September 30, 2012. Revenue for development services provided under the agreement is recognized as earned where the Company acts as principal in the transaction.

The following is the Company's revenue for the BMS collaboration for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Licensing revenue	$428	$1,000	$999	$2,000
Research revenue	1,071	1,097	2,236	1,538
Total	$1,499	$2,097	$3,235	$3,538

Open Biosystems, Inc.

In October 2005, the Company entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain intellectual property unrelated to the Company’s product candidates and Macrocyclic Template Chemistry (MATCH) drug discovery technology, as specified in the agreement. The Company earns royalties on annual net sales at rates that vary by licensed product category as defined in the agreement or, through 2010, minimum annual royalties, if greater than earned royalties, until the expiration date of the last-to-expire licensed patent or twelve years, whichever occurs last. Royalty revenue recognized from the licensing agreement was $79,000 and $128,000 for the three and six month periods ended June 30, 2012, respectively.  Royalty revenue recognized from the licensing agreement was $52,000 and $116,000 for the three and six month periods ended June 30, 2011, respectively.

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

The Company recognized $410,000, $821,000 and $20,000 in interest expense, including the amortization of the warrants, for the three and six month period ended June 30, 2011, and for the six month periods ended June 30, 2012, respectively. No interest expense related to the 2010 Notes was recorded during the three month period ended June 30, 2012.

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

The Company recognized $629,000 and $1,048,000 in interest expense, including the amortization of the warrants, for the three and six month periods ended June 30, 2012.

The Company determined that the early prepayment and exchange of the 2010 Notes resulted in an exchange of debt instruments with substantially different terms, resulting in a $520,000 loss on extinguishment of debt reflected in other expense for the six month period ended June 30, 2012.

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

As of June 30, 2012, the following warrants to purchase common stock were outstanding:

Issuance Date	Shares	Exercise Price	Expiration
12/3/2008	28,570	$7.00	12/3/2015
9/30/2010	38,892	$13.37	4/6/2016
1/31/2012	163,488	$3.67	1/31/2022
Total warrants outstanding	230,950

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

On March 3, 2011 the Company’s Board of Directors adopted, and stockholders subsequently approved, the 2011 Stock Option and Incentive Plan, (the “2011 Plan”) which authorized the issuance of up to 2,627,945 shares of common stock under the plan. The plan became effective on April 1, 2011.  As of April 1, 2011, no further shares will be issued under the 2001 Plans, the 2003 Plan or the 2004 Plan.  To the extent outstanding awards under the 2001 Plans, the 2003 Plan or the 2004 Plan are cancelled, forfeited or otherwise terminated without being exercised, the number of shares underlying such awards will be available for grant under the 2011 Plan.

On April 19, 2012, the Company's Board of Directors adopted, and on June 7, 2012 the Company's stockholders approved, an amendment and restatement of the 2011 Plan which authorized the issuance of an additional 1,000,000 shares of common stock under the 2011 Plan.

The following summarizes shares outstanding, exercisable and available for grant under the plan as of June 30, 2012:

	Shares Outstanding	Shares Exercisable	Weighted Average Exercise Price of Shares Outstanding
2001 Stock Option Plans	1,448	1,448	$11.34
2003 Equity Incentive Plan	600,986	595,361	3.37
2004 Stock Option Plan	51,228	51,228	5.95
2011 Stock Option Plan	1,855,671	396,170	3.67
Total Shares outstanding	2,509,333	1,044,207	$3.65
Total share issued upon exercise of options	49,043
Total Shares authorized	3,627,945
Total Shares available for grant	1,069,569

On February 28, 2012, the Company issued 10,043 shares of common stock upon the exercise of stock options at a weighted exercise price of $3.78 for cash proceeds of approximately $38,000.
A total of 212,236 options were forfeited for the six month period ended June 30, 2012.
During the six month period ended June 30, 2012, the Board of Directors authorized and granted common stock options from the 2011 Plan to employees of the Company as follows:

Date	Shares	Exercise price	Weighted Average Fair Value
February 23, 2012	50,000	$4.98	$3.42
April 19, 2012	200,000	$3.09	$2.07

The exercise price of stock options was equal to the closing market price of the underlying common stock on the grant date. The weighted-average assumptions used in the Black-Scholes valuation model for equity awards granted for the six month periods ended June 30, 2012 and 2011 are shown in the table below.

	Six Months Ended June 30,
	2012	2011
Expected volatility	76.1%	77.5%
Expected dividends	—	—
Expected life	6.25	5.5 to 6.25
Risk-free interest rate	1.38%	2.65%

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

The Company recognized non-cash share-based compensation expense to employees in its research and development and selling, general and administrative functions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$89,000	$56,000	$158,000	$81,000
General and administrative	219,000	313,000	441,000	348,000
	$308,000	$369,000	$599,000	$429,000

7. Subsequent Events

On July 19, 2012, Tranzyme, Inc. received notice of termination of its collaboration and license agreement, dated June 11, 2010, by and between Tranzyme and Norgine, B.V. (“Norgine”) regarding the development and commercialization of Tranzyme's product candidate ulimorelin. By the terms of the agreement, the termination will become effective on October 19, 2012. As a result of the termination agreement, all rights and licenses granted under the agreement by Tranzyme to Norgine will terminate and revert to Tranzyme as of the effective date of the termination. Tranzyme will incur no early termination penalties as result of the termination of the agreement.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel, first-in-class small molecule therapeutics for the treatment of gastrointestinal motility disorders. Our primary product candidate TZP-102, which is in Phase 2b, is being evaluated for the treatment of predominantly upper GI motility disorders. Enrollment is now complete and dosing continues in our Phase 2b single daily dose trial and we are initiating a second Phase 2b study whereby a 10 mg dose of TZP-102 will be administered just before meal times. We have stopped further development and regulatory activities for ulimorelin following the results of two Phase 3 trials, both of which failed to meet their primary and secondary endpoints. All of our product candidates have been discovered by our scientists using our proprietary chemistry technology platform, MATCH (Macrocyclic Template Chemistry), which enables us to construct synthetic libraries of drug-like, macrocyclic compounds in a predictable and efficient manner. We have first-in-class product candidates and a strong drug discovery platform, and have pursued a licensing strategy with collaborators whose capabilities complement our own.

We were incorporated in Delaware on January 12, 1998. On December 17, 2003, we entered into a business combination with Neokimia Inc., a Quebec, Canada-based chemistry company which now operates under the name Tranzyme Pharma Inc., or Tranzyme Pharma. Tranzyme Pharma is a wholly-owned subsidiary and owns substantially all of our intellectual property and conducts our preclinical research.

We have devoted substantially all of our resources to our drug discovery efforts which consist of research and development activities, clinical trials for our product candidates, the general and administrative support of these operations and intellectual property protection and maintenance. To date, we have funded our operations principally through private placements of our common stock, preferred stock and convertible debt; bank and other lender financings; and through payments received under collaborative licensing arrangements with Norgine B.V., or Norgine, and Bristol-Myers Squibb Company, or BMS, raising an aggregate of approximately $129.0 million. In April 2011, we completed an initial public offering, or IPO, of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-170749) raising an aggregate of $51.4 million in net proceeds.

We have incurred significant losses since our inception. As of June 30, 2012, our accumulated deficit was approximately $120.7 million. We expect to incur significant operating losses over the next several years as we continue the development of our most advanced product candidate and develop other product candidates.

Strategic Partnerships

Norgine, B.V.  In June 2010, we entered into a license agreement with Norgine, a leading, GI-focused European specialty pharmaceutical company, to co-develop and commercialize ulimorelin in licensed territories that include Europe, Australia, New Zealand, Middle East, North Africa and South Africa. Under the terms of the agreement, we received a nonrefundable, upfront license fee of $8.0 million. The $8.0 million nonrefundable up-front payment was deferred and is being recognized on a straight-line basis over 31 months, through December 31, 2012, the estimated period of time over which our involvement in the collaboration is a substantive performance obligation. In addition, Norgine purchased 1,047,120 shares of our Series B convertible preferred stock for $1.91 per share, resulting in total net proceeds of approximately $2.0 million. Upon closing of our IPO in 2011, these shares converted into 149,588 shares of our common stock.

Under the agreement, Norgine is sharing the cost of our Phase 3 clinical trials and the cost of procuring clinical manufacturing supply for the trials. Each party is solely responsible for managing and covering the cost of regulatory filings in its own territories. In addition, each party is solely responsible for the cost of any special studies required for regulatory approval specific to its own territory. Costs for development services provided under the agreement are expensed as incurred. Reimbursement of expenses under this agreement are offset against costs as incurred.  We recognized an increase in research and development expenses of $133,000 and $49,000 as a result of payments due for cost-sharing activities under this agreement for the three and six month periods ended June 30, 2012. We recognized a reduction in research and development expenses as a result of reimbursement for cost-sharing activities under this agreement $267,000 and $1.5 million for the three and six month periods ended June 30, 2011, respectively.

Following the receipt of the results of the two Phase 3 trials, both of which failed to meet their primary and secondary endpoints, we stopped development and regulatory activities for ulimorelin. On July 19, 2012, we received notice of termination of the license agreement with Norgine. By the terms of the agreement, the termination will become effective on October 19, 2012. As a result of the termination agreement, all rights and licenses granted under the agreement by us to Norgine will terminate and revert to us as of the effective date of the termination. We will incur no early termination penalties as result of the termination of the agreement.

Bristol-Myers Squibb Company.  In December 2009, we entered into a collaboration agreement with BMS to discover, develop and commercialize additional novel compounds discovered using our MATCH technology platform, other than our product candidates and internal programs, against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS is funding our early lead discovery efforts on these targets and is also primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all product candidates arising from the collaboration and, if successful products are developed, for their commercialization globally. As part of the agreement, we received a $10.0 million nonrefundable upfront license fee, and we may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, we would receive graduated single-digit percentage royalties and sales milestone payments on sales of commercialized products. The $10.0 million nonrefundable upfront license fee is being deferred and was being recognized on a straight-line basis over thirty months, the estimated initial research and collaboration period of the agreement. In September 2011, BMS extended the collaboration agreement for an additional six-month period and we changed the amortization period for the remaining unamortized upfront payment from 30 months to 36 months. On April 27, 2012, BMS further extended the research collaboration for an additional three-month period through September 2012, and we further extended the amortization period for the remaining upfront payment from 36 months to 39 months, through March 31, 2013, the estimated period of time over which our involvement in the collaboration is a substantive performance obligation. As of June 30, 2012, we have not received any milestone or royalty payments, and we are not certain when we will be eligible for such payments in the future.

The agreement provided for up to $6.0 million in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. Up to $2.5 million in research funding was provided during the six-month extension period and will provide up to $600,000 in funding will be provided during the three-month extension period through September 30, 2012. The collaboration agreement may be further extended by mutual agreement of both parties. We recognized revenue for reimbursement of research costs under this agreement of $1.1 million and $2.2 million for the three and six month periods ended June 30, 2012, respectively.  Revenue for the three and six month periods ended June 30, 2011 was $1.1 million and $1.5 million, respectively.

Open Biosystems, Inc.  In October 2005, we entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain of our intellectual property unrelated to our product candidates and MATCH drug discovery technology. The agreement provides for royalty revenue on annual net sales at rates ranging from mid-single digits to 20 percent based on sales by licensed product category or, through 2010, minimum annual royalties if greater than earned, until the expiration date of the last-to-expire licensed patent or 12 years, whichever occurs last. We have recognized royalty revenue from this agreement of $128,000 and $116,000 for the six month periods ended June 30, 2012 and 2011, respectively.

Financial Operations Overview

Revenues

Our revenue consists primarily of licensing and royalty revenue as well as research revenue, which consists of fees for research services from license or collaboration agreements. The upfront licensing fees received pursuant to our license agreements are deferred and are being recognized in licensing and royalty revenue on a straight-line basis over a period which represents the estimated period of time over which our involvement in the collaboration represents a substantive performance obligation. These fees under our collaboration agreement with BMS were being recognized over a 30 month period. In September 2011, BMS extended the collaboration agreement for an additional six-month period and the Company extended the amortization period to 36 months. In April 2012, BMS further extended the collaboration agreement for an additional three-month period and the Company extended the amortization period to 39 months. Upfront licensing fees under our license agreement with Norgine are being recognized over 31 months. Revenue for research services provided under our collaboration agreement with BMS is recognized in research revenue as such services are performed. Royalty revenue from our agreement with Open Biosystems, Inc. is recognized in licensing and royalty revenue as applicable products are sold.

In the future, we may generate revenue from product sales, upfront licensing fees and milestone payments from collaborations, and royalties from the sale of products commercialized under licenses of our intellectual property. We do not expect to generate any significant revenue unless or until we commercialize our product candidates or reach milestones contained in our collaboration agreements. We expect that our revenue will fluctuate from quarter to quarter as a result of the timing and amount of licensing and milestone payments received, research and development reimbursements for collaborative agreements, and other payments received from partnerships. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue from product sales and milestones payments or royalties from product sales may adversely affect our results of operations and financial position.

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

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
ulimorelin	$905	$2,467	$4,362	$4,797
TZP-102	2,614	1,196	5,197	1,783
Other research and development expenses	2,016	2,018	4,116	3,602
	$5,535	$5,681	$13,675	$10,182

We expect to fund our research and development expenses from our current cash and cash equivalents, from cost-sharing reimbursement payments received from collaboration agreements, if any, and potentially, additional financing transactions or collaboration arrangements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenues

The following table summarizes our revenues for the three months ended June 30, 2012, and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Licensing and royalties	$1,340	$1,874	$(534)	(28)%
Research revenue	1,071	1,097	(26)	(2)%
Total	$2,411	$2,971	$(560)	(19)%

The decrease in licensing and royalties for the three months ended June 30, 2012, was primarily due changes in the amortization period for deferred revenue from the upfront licensing fee received from our collaboration agreement with BMS, which totaled $428,000 for the three month period ended June 30, 2012, as compared to $1.0 million for the three month period ended June 30, 2011.  In September 2011, BMS extended the collaboration agreement for a six-month period and the amortization period for the remaining BMS unamortized upfront licensing fee was changed from 30 months to 36 months. In April 2012, BMS further extended the collaboration agreement for a three-month period and the amortization of the remaining upfront licensing fee was changed from 36 months to 39 months. The decrease in research revenue was primarily due to a decrease in reimbursable laboratory supply expenses for our collaboration agreement with BMS.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Research and development expenses	$5,535	$5,681	$(146)	(3)%

The decrease in research and development costs during the three months ended June 30, 2012, was primarily due to a decrease in expenses incurred for our Phase 3 clinical trials and registration efforts for ulimorelin offset by an increase in expenses for our Phase 2b clinical trial for TZP-102. Costs related to ulimorelin activities decreased by approximately $1.6 million, primarily due to an decrease in costs associated with the conduct of our clinical trials. Costs related to TZP-102 activities resulted in an increase in clinical trial expenses of approximately $1.4 million, primarily due to costs for activities related to our on-going Phase 2b trial.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
General and administrative	$1,880	$1,285	$595	46%

The increase in general and administrative expenses was due primarily to a $429,000 increase in consulting and professional fees including an increase in legal and accounting fees related to our corporate governance activities, and an increase in market research expenses related to our pre-commercialization activities. Other expenses increased by $166,000 including an increase in personnel related expenses and costs associated with our corporate infrastructure.

Other Income (Expense), Net

The following table summarizes our other expense for the three months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Interest expense, net	$(624)	$(399)	$225	56%
Other income (expense)	19	(13)	(32)	(246)%
Total	$(605)	$(412)	$193	47%

The increase in interest expense for the period was primarily due to an increase in interest expense for our term loan.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenues

The following table summarizes our revenues for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Licensing and royalties	$2,783	$3,771	$(988)	(26)%
Research revenue	2,236	1,539	697	45%
Total	$5,019	$5,310	$(291)	(5)%

The decrease in licensing revenues for the six months ended June 30, 2012, was primarily due a change in the amortization period for deferred revenue from the upfront licensing fee received from our collaboration agreement with BMS, which totaled $1.0 million for the six month period ended June 30, 2012, as compared to $2.0 million for the six month period ended June 30, 2011.  In September 2011, BMS extended the collaboration agreement for a six-month period and the amortization period for the remaining BMS unamortized upfront licensing fee was changed from 30 months to 36 months. In April 2012, BMS further extended the collaboration agreement for a three-month period and the amortization of the remaining upfront licensing fee was changed from 36 months to 39 months. The increase in research revenue was primarily due to an increase in reimbursable expenses for our collaboration agreement with BMS including personnel costs (FTEs) and laboratory supplies.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Research and development expenses	$13,675	$10,182	$3,493	34%

The increase in research and development costs during the six months ended June 30, 2012, was primarily due to an increase in expenses for our Phase 2b clinical trial for TZP-102 offset by a decrease in expenses incurred for our Phase 3 clinical trials and registration efforts for ulimorelin. Costs related to TZP-102 activities resulted in an increase in clinical trial expenses of approximately $3.4 million, primarily due to costs for activities related to our on-going Phase 2b trial. Costs related to ulimorelin activities decreased by approximately $435,000, primarily due to an decrease in costs associated with the conduct of our clinical trials. Other research and development costs increased $514,000 including personnel costs and other infrastructure expenses for our clinical development activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
General and administrative	$3,828	$2,256	$1,572	70%

The increase in general and administrative expenses was due primarily to a $661,000 increase in personnel-related expenses including non-cash compensation for stock options, and a $548,000 increase in consulting and professional fees including an increase in legal and accounting fees related to our corporate governance activities, and an increase in market research expenses related to our pre-commercialization activities. Other expenses increased $363,000 including director and officer insurance and other taxes and fees.

Other Income (Expense), Net

The following table summarizes our other expense for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Interest expense, net	$(1,056)	$(819)	$237	29%
Other (expense) income	(489)	175	664	379%
Total	$(1,545)	$(644)	$901	140%

The increase in interest expense for the period was due to an increase in interest expense for our term loan. The increase in other expense for the period was primarily due to a $520,000 loss on early extinguishment of debt incurred with the refinancing of our term loan in January 2012. Other income for the six-months ended June 30, 2011 included a $195,000 decrease in the fair value of our warrant liability which was recognized as other income for the six-months ended June 30, 2011.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses since our inception and we anticipate that we will continue to incur losses for at least the next several years.  Historically, we have financed our operations primarily through private placements of common stock and convertible preferred stock, issuance of convertible promissory notes to our stockholders, upfront payments from strategic partnerships, bank, other lender financing and development grants from governmental authorities and our initial public offering.  As of June 30, 2012, we had $36.4 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of June 30, 2012, our cash and cash equivalents funds are invested in money market funds which are currently providing only a minimal return.

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

 On May 7, 2012, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the registration of up to $100.0 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 was declared effective on May 29, 2012 and affords us additional financial flexibility.

In connection with the filing of the Form S-3, on May 7, 2012, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell shares of our common stock with aggregate gross sales proceeds of up to $25,000,000, from time to time, through an “at the market” equity offering program, pursuant to which Cowen will act as sales agent. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We have not sold any shares pursuant to the Sales Agreement as of June 30, 2012.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2012	2011
Cash Flow from Continuing Operations:
Net cash used in operating activities	$(12,966)	$(10,230)
Net cash used in investing activities	(69)	(37)
Net cash provided by financing activities	8,538	52,500
Effect of exchange rate changes on cash	(46)	2
Net increase (decrease) in cash and cash equivalents	$(4,543)	$42,235

During the six months ended June 30, 2012, our operating activities used cash of $13.0 million, primarily due to our net losses and changes in working capital, partially offset by non-cash charges including depreciation expense, share-based compensation expense and the amortization of deferred revenue from our licensing agreements. The increase in cash used in operations during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was primarily due to an increase in expenses for our Phase 2b clinical trial activities for TZP-102, offset by a decrease in Phase 3 clinical trial activities for ulimorelin. Cash provided by financing activities for the six months ended June 30, 2012 included $9.3 million of net term loan proceeds offset by principal payments on our outstanding loan. Net cash provided by financing activities for the six-months ended June 30, 2011 included approximately $51.4 million in net proceeds from our IPO.

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

On January 31, 2012, we entered into an Amended and Restated Loan and Security Agreement with Horizon and Oxford. The amended and restated loan agreement amended and restated the terms of the September 2010 loan and security agreement in its entirety, and provided us with approximately $9.3 million of additional net loan proceeds. We used a portion of the approximately $13.4 million of new proceeds received at the closing of the amended and restated loan agreement to repay approximately $4.1 million of outstanding principal under the September 2010 loan agreement. Under the amended and restated loan agreement, we will make interest-only payments through February 1, 2013, and then will be required to make 30 monthly principal and interest payments to fully amortize the loan. The annual interest rate on the loan was reset to 10.0%. In addition, approximately $6.6 million of 2010 Notes were reamortized to follow the same interest-only period followed by the same 30 monthly principal and interest payments as the new loan. Upon payment of the final monthly installment of the loan, or the remaining balance in the case of a prepayment, we will pay an end-of-term fee of $1.0 million. In addition, in the event of prepayment we will pay a prepayment fee ranging from 6% to 1%, based on time to maturity, of the principal amount of the loan at the time of repayment.  As of June 30, 2012, $20.0 million of principal remains outstanding on the loan.

The amended and restated loan agreement is secured by our assets, excluding our intellectual property, and also contains certain covenants, including limitations on our ability to transfer assets, engage in any change of control transaction, incur additional indebtedness, pay dividends, make investments and engage in transactions with affiliates. Upon an event of default, the lenders may declare the unpaid principal amount of all outstanding loans and interest accrued under the loan and security agreement to be immediately due and payable, and exercise their security interests and other rights under the credit agreement. As of June 30, 2012, we believe we were in compliance with all covenants under the amended and restated loan agreement.

In connection with the $9.3 million in additional loan proceeds received under the amended and restated loan agreement, we issued to Oxford warrants to purchase an aggregate of 100,545 shares of common stock and to Horizon, a warrant to purchase 62,943 shares of common stock. The exercise price for each warrant is $3.67 per share. The warrants are immediately exercisable, and excluding certain mergers or acquisitions, will expire on January 30, 2022.

Capital Resources and Funding Requirements

We expect to continue to incur substantial operating losses in the future and that our operating expenses will increase as we continue developing our product candidates and operate as a public company. We will require substantial amounts of capital in the future for clinical trials and regulatory and commercialization activities for our products.

Our IPO was effected through a Registration Statement on Form S-1 (File No. 333-170749) that was declared effective by the SEC on April 1, 2011, which registered an aggregate of 13,500,000 shares of our common stock at an aggregate gross offering price to the public of $54,000,000. All of the 13,500,000 shares of common stock registered under the Registration Statement were sold at a price to the public of $4.00 per share. The offering closed on April 6, 2011.  The underwriters partially exercised their over-allotment option on April 29, 2011, and purchased an additional 850,000 shares of our common stock resulting in aggregate gross proceeds of $3,400,000.

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

We believe that our existing cash and cash equivalents, together with the net proceeds received from our IPO, will be sufficient to fund our anticipated operating requirements into the fourth quarter of 2013. We have based this estimate on assumptions that may prove to be wrong resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, including our ability to enter into collaborations with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

•	the scope, progress and results of our clinical trials for TZP-102;

•	the costs and timing involved in obtaining regulatory approvals for our product candidates;

•	the market acceptance of our product candidates, if approved, and related success in commercializing and generating sales from our product candidates if approved by the regulatory authorities;

•	the costs of developing manufacturing capabilities to support our commercialization activities;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the number and characteristics of product candidates that we pursue;

•	the timing and amount of payments received under new or existing strategic collaboration agreements, if any, including upfront payments, milestone payments and royalties;

•	the amount of cost sharing under new or existing strategic collaboration agreements, if any;

•	our ability to hire qualified employees at salary levels consistent with our estimates to support our growth and development; and

•	the costs of developing internal sales, marketing and distribution capabilities.

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

Market Risk

Our cash and cash equivalents as of June 30, 2012 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

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

Risks Related to the Development, Regulatory Approval and Commercialization of our Product Candidates

 In light of the results of our Phase 3 trials of ulimorelin, our near-term success is primarily dependent on the success of our other clinical stage product candidate, TZP-102, which is in Phase 2b clinical development. Our other product candidates are in the preclinical research stage. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We have invested a significant portion of our time and financial resources in the development of our clinical stage product candidates, ulimorelin for acceleration of postoperative gastrointestinal (GI) recovery, and TZP-102 for the treatment of symptoms associated with diabetic gastroparesis. In the future, we plan to invest the substantial majority of our resources in TZP-102, and, in light of the results of our phase 3 clinical trials of ulimorelin, are stopping all development and NDA related activities for ulimorelin. We have also invested a significant amount of time and financial resources in the development of our other product candidates, TZP-201 and TZP-301. We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of these product candidates, particularly our primary clinical stage product candidate, TZP-102. The future regulatory and commercial success of these product candidates is subject to a number of risks, including the following:

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

If we are not able to obtain required regulatory approvals for TZP-102 or our other product candidates, we will not be able to commercialize them and our ability to generate revenue will be limited.

We have not submitted an NDA or received regulatory approval to market for any of our product candidates in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish each product candidate's safety and efficacy. Our product candidates, and any future product candidates, may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

The commercial success of any product candidate for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of such product by the medical community, including physicians, patients and health care payors. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse effects;

•	limitations or warnings contained in a product's FDA-approved labeling;

•
availability of alternative treatments, including, metoclopramide, erythromycin and domperidone and any new products that may in the future become available to treat indications for which TZP-102 may be approved;

•	new procedures or methods of treatment that may reduce the incidences of any of the indications in which our product candidates may show utility;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators' sales and marketing strategies;

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

We may elect to seek strategic partners to assist in the commercialization of our products. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

Federal legislation and actions by state and local governments may permit re-importation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results and our overall financial condition.

We may face competition in the United States for our product candidates, if approved, from lower priced products from foreign countries that have placed price controls on pharmaceutical products. This risk may be particularly applicable to drugs such as TZP-102 that are formulated for oral delivery and expected to command a premium price. The U.S. Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, contains provisions that may change U.S. importation laws and expand pharmacists' and wholesalers' ability to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public's health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has not yet announced any plans to make this required certification.

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

We currently have strategic partnerships in place relating to certain of our product candidates and technologies. Norgine has terminated our license agreement regarding the development and commercialization of ulimorelin for the potential acceleration of postoperative GI recovery and other diseases and disorders in Europe, Australia, New Zealand, Middle East, North Africa and South Africa effective on October 19, 2012. We entered into a strategic collaboration with Bristol-Myers Squibb Company, or BMS, primarily focused on the identification and optimization of novel drug compounds for certain targets of interest to BMS. This strategic partnership may not be scientifically or commercially successful due to a number of important factors, including the following:

•
BMS has significant discretion in determining the efforts and resources that each will apply to their strategic relationship with us. The timing and amount of any cash payments, milestones and royalties that we may receive under such agreements will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of our product candidates by BMS under its agreement.

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

•	BMS may develop and commercialize, either alone or with others, or be acquired by a company that has, products that are similar to or competitive with the product candidates that it licenses from us.

•	BMS may change the focus of its development and commercialization efforts or pursue higher-priority programs.

•
BMS may, under specified circumstances, terminate its strategic partnership with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new strategic partners or adversely affect how we are perceived in the scientific and financial communities.

•
BMS has, under certain circumstances, the first right to maintain or defend our intellectual property rights licensed to it, and, although we may have the right to assume the maintenance and defense of our intellectual property rights if our strategic partner does not, our ability to do so may be compromised by our strategic partner's acts or omissions.

•	BMS may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.

•	BMS may not comply with all applicable regulatory requirements, or fail to report safety data in accordance with all applicable regulatory requirements.

•	BMS may choose not to extend the research term, during which it funds full-time equivalent costs and other research expenses, when the current research term expires in September 2012.

If BMS fails to develop or effectively commercialize novel compounds for any of the foregoing reasons, we may not be able to replace the strategic partner with another partner. We may also be unable to obtain, on terms acceptable to us, a license from such strategic partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a product candidate. Any of these events could have a material adverse effect on our business, results of operations and our ability to achieve future profitability, and could cause our stock price to decline.

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

We may enter into agreements with third parties for the development and commercialization of our product candidates in international markets. International business relationships subject us to additional risks, including:

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

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. Our objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability or safety. We expect any product candidate that we commercialize with our strategic partners or on our own will compete with existing, market-leading products. For example, we anticipate that TZP-102, if approved for the treatment of symptoms associated with diabetic gastroparesis, would compete directly with metoclopramide, erythromycin and domperidone each of which is available under various trade names sold by several major pharmaceutical companies.

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

From time to time we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

•	issue equity securities that would dilute our current stockholders' percentage ownership;

•	incur substantial debt that may place strains on our operations;

•	spend substantial operational, financial and management resources in integrating new businesses, technologies and products;

•	assume substantial actual or contingent liabilities;

•	reprioritize our development programs and even cease development and commercialization of our product candidates; or

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

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from these product candidates. TZP-102 is a ghrelin receptor agonist. There are no FDA-approved ghrelin receptor agonists and the adverse effects from long-term exposure to this drug class are unknown.

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

Our future profitability will depend, in part, on our ability to grow and ultimately maintain our sales in foreign markets. We may rely on third parties to support our foreign operations.

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

We have incurred significant operating losses since we were founded in 1998 and expect to incur significant losses for the next several years as we wind down our development and regulatory activities for ulimorelin and we conduct our Phase 2b trial and further development activities for TZP-102. As of June 30, 2012, we had an accumulated deficit of $120.7 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

In January 2012, we entered into an amended and restated loan and security agreement with Horizon Finance Corporation and Oxford Finance LLC. Under the amended loan facility, we borrowed an additional $9.3 million, bringing the total amount of our borrowings under the facility to $20.0 million. The loan agreement contains customary affirmative and negative covenants and default and acceleration provisions. The loan is secured by all of our assets, excluding intellectual property. In light of the recent results of our clinical trials of ulimorelin, the lenders could consider the loan in default and attempt to negotiate more onerous terms, make additional borrowings more difficult or accelerate all or a portion of the debt. If we are forced to accept more onerous terms or repay all or a portion of our indebtedness and we are unable to secure alternative financing, we could be required to significantly curtail one or more of our research or development programs, our financial condition could become impaired and the market price of our shares could decline.

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

As of June 30, 2012, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 73.2% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for a stock quoted on The NASDAQ Global Market. Additionally, the public float of our common stock is approximately 73.2% of our outstanding shares of common stock, which substantially reduces the liquidity of our common stock and contributes to the limited trading volume for our common stock.

Since our initial listing on The NASDAQ Global Market on April 1, 2011, the trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for companies quoted on The NASDAQ Global Market. The quotation of our common stock on The NASDAQ Global Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. Our executive officers, directors and affiliates, in the aggregate own approximately 26.8% of our outstanding shares of common stock, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

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

After the lock-up agreements pertaining to our initial public offering expired on September 29, 2011, an additional 10,208,845 shares became eligible for sale in the public market, subject to any applicable volume limitations under federal securities laws. In addition, as of June 30, 2012, we had outstanding exercisable options and outstanding warrants to purchase shares of common stock that, if exercised, will result in these additional shares becoming available for sale, subject in some cases to volume limitations.  Shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans will also become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, as of June 30, 2012 certain holders of our common stock have the right to require us to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting beginning with the fiscal year ended December 31, 2012. We have not been subject to these requirements in the past. The internal control report must contain (a) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (b) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (c) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective.

To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (a) assess and document the adequacy of internal control over financial reporting, (b) take steps to improve control processes where appropriate, (c) validate through testing that controls are functioning as documented, and (d) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404. Though smaller reporting companies are not required to have their external auditors test internal controls or provide an attestation report on internal control over financial reporting, management will still need to do its assessment and there is a risk that we will not be able to conclude within the prescribed time frame that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 5. Other Information

On June 7, 2012, at the 2012 Annual Meeting of Stockholders, or the Annual Meeting, our stockholders approved the amendment and restatement of the Tranzyme, Inc. 2011 Stock Option and Incentive Plan, or the Amended 2011 Plan.

The maximum number of shares reserved for issuance under the Amended 2010 Plan is the sum of 3,627,940 (an increase of 1,000,000 shares). If the Company's capital structure changes, because of a reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar event, the number of shares that can be issued under the Amended 2011 Plan will be appropriately adjusted. The following types of awards may be issued under the Amended 2011 Plan: stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards.

A detailed summary of the material features of the Amended 2011 Plan is set forth in our definitive proxy statement for the Annual Meeting filed with the Securities and Exchange Commission on April 27, 2012. That summary and the foregoing description are qualified in their entirety by reference to the text of the Amended 2011 Plan, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

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

4.6
Warrant to Purchase Stock dated September 30, 2010 issued by the Company to Oxford Finance Corporation (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-170749).

4.7	Form of Warrant to Purchase Stock issued by the Company on January 31, 2012. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on February 1, 2012).

10.1
Amended and Restated 2011 Stock Option and Incentive Plan issued by the registrant, together with forms of award agreement (Incorporated by reference as Exhibit 4.10 to the Company's Registration Statement on Form S-8 (File No. 333-192408).

10.2
Sales Agreement, dated May 7, 2012, by and between the Company and Cowen and Company (Incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form S-3 filed May 7, 2012 (File No. 333-181215)).

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
___________________________________________________________________________________________

*Filed herewith
**Furnished herewith

+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

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

TRANZYME, INC.
(Registrant)

Date:	August 10, 2012	By:	/s/ Vipin K. Garg, Ph.D.
Vipin K. Garg, Ph.D.
President Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2012	By:	/s/Richard I. Eisenstadt
Richard I. Eisenstadt, VP, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)