Form 10-Q
period 2012-09-30
TRANZYME INC
filed 2012-11-09
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the registrant’s Common Stock as of November 5, 2012 was 27,600,437.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
Tranzyme, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$40,774	$40,930
Accounts receivable, net	1,147	656
Investment tax credits receivable	475	838
Prepaid expenses and other assets	610	1,116
Total current assets	43,006	43,540
Investment tax credits receivable	275	—
Furniture, fixtures and equipment, net	1,029	1,171
Total assets	$44,310	$44,711
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,139	$1,971
Accrued liabilities	1,891	1,549
Current portion of deferred revenue	1,722	5,574
Current portion of notes payable	3,903	238
Total current liabilities	9,655	9,332
Notes payable, less current portion	15,696	10,734
Other long-term liabilities	144	163
Total liabilities	25,495	20,229
Stockholders’ equity:
Preferred Stock, $.00001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2012 and December 31, 2011	—	—
Common Stock, $.00001 par value; 100,000,000 shares authorized as of September 30, 2012 and December 31, 2011; 27,600,437 shares issued and outstanding at September 30, 2012; 24,597,845 shares issued and outstanding at December 31, 2011	—	—
Additional paid-in capital	144,066	131,795
Accumulated other comprehensive loss	(642)	(683)
Accumulated deficit	(124,609)	(106,630)
Total stockholders’ equity	18,815	24,482
Total liabilities and stockholders’ equity	$44,310	$44,711

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Licensing and royalty revenue	$1,230	$1,740	$4,013	$5,511
Research revenue	589	906	2,825	2,445
Total revenue	1,819	2,646	6,838	7,956
Operating expenses:
Research and development	3,822	6,975	17,497	17,157
General and administrative	1,568	1,659	5,396	3,915
Total operating expenses	5,390	8,634	22,893	21,072
Operating loss	(3,571)	(5,988)	(16,055)	(13,116)
Interest expense, net	(882)	(393)	(1,938)	(1,212)
Other income (expense), net	503	(33)	14	142
Net income (loss)	$(3,950)	$(6,414)	$(17,979)	$(14,186)
Net loss per share—basic and diluted	$(0.16)	$(0.26)	$(0.73)	$(0.89)
Shares used to compute net loss per share—basic and diluted	25,035,381	24,558,845	24,749,299	15,974,316

Other comprehensive income (loss):
Net loss	$(3,950)	$(6,414)	$(17,979)	$(14,186)
Foreign currency translation adjustment	83	(42)	41	(29)
Comprehensive income (loss)	$(3,867)	$(6,456)	$(17,938)	$(14,215)

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(17,979)	$(14,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	250	220
Recognition of deferred revenue	(3,853)	(5,326)
Share-based compensation expense	1,107	739
Non-cash interest expense	606	179
Fair value adjustment - warrant liability	—	(195)
Changes in operating assets and liabilities:
Accounts receivable and investment tax credits	(373)	(858)
Prepaid expenses and other assets	525	(1,477)
Accounts payable	159	1,504
Accrued liabilities	336	283
Net cash used in operating activities	(19,222)	(19,117)

Investing activities:
Purchases of furniture, fixtures, and equipment	(72)	(84)
Net cash used in investing activities	(72)	(84)

Financing activities:
Repayment of debt	(4,934)	(911)
Proceeds from issuance of notes payable	13,434	—
Proceeds from issuance of common stock, net of underwriting discounts	10,588	53,382
Initial public offering costs	—	(927)
Proceeds from the exercise of common stock options	49	—
Net cash provided by financing activities	19,137	51,544
Effect of exchange rate changes on cash	1	(10)
Net (decrease) increase in cash and cash equivalents	(156)	32,333
Cash and cash equivalents at beginning of period	40,930	17,373
Cash and cash equivalents at end of period	$40,774	$49,706
Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$1
Reclassification of warrant liability to additional paid-in capital	$—	$76
Deferred initial public offering costs incurred in 2010 and reclassified to equity in 2011	$—	$1,068

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Notes to Consolidated Financial Statements
September 30, 2012
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

The Company’s operations since inception have consisted primarily of organizing the Company, conducting research and development including clinical trials and securing financing. In December 2009, the Company entered into its first revenue generating collaboration agreement consistent with the Company’s business objectives and emerged from the development stage. As of September 30, 2012, the Company has incurred losses since inception of $124.6 million. The Company expects to continue to incur losses and requires additional financial resources to advance its products to either commercial stage or liquidity events.

2. Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying balance sheet as of September 30, 2012, statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2012. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2012, and the results of operations for the three and nine month periods ended September 30, 2012 and 2011 and cash flows for the nine month periods ended September 30, 2012 and 2011. The December 31, 2011 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine month periods ended September 30, 2012 and 2011 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Common Stock Split

On March 2, 2011, the Company’s board of directors approved a 1-for-7 reverse stock split of the Company’s outstanding common stock. In connection with this reverse stock split, the preferred stock conversion price was adjusted to reflect a proportional decrease in the number of shares of common stock to be issuable upon conversion. The reverse stock split became effective on March 31, 2011. The accompanying consolidated financial statements for the nine month period ended September 30, 2011, and notes to consolidated financial statements give retroactive effect to the reverse stock split.

Public Offerings of Common Stock

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

Upon the closing of the IPO, 18,395,156 shares of the Company’s common and preferred exchangeable shares of Tranzyme’s subsidiary, Tranzyme Pharma automatically exchanged into a total of 2,627,862 shares of the common stock of Tranzyme.  In addition, 52,085,690 shares of Tranzyme’s outstanding preferred stock automatically converted into a total of 7,440,791 shares of its common stock and the preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.

On September 18, 2012, the Company completed a follow-on offering of common stock pursuant to a registration statement that was declared effective on May 29, 2012 and a prospectus supplement filed on September 13, 2012. The Company sold 2,597,402 shares of its common stock, at a price of $3.85 per share. In addition, the underwriters had 30 days to exercise their option to purchase up to an additional 389,610 shares at a price per share of $3.85 pursuant to an over-allotment option granted to the underwriters. The underwriters fully exercised their over-allotment option concurrently with the initial closing of the follow-on offering on September 18, 2012. As a result of the follow-on offering, the Company raised a total of $10.6 million in net proceeds after deducting underwriting commissions and offering expenses.

Investment Tax Credits Receivable

The Company participates in government assistance programs in Quebec, Canada that provide refundable investment tax credits for certain research and development expenditures. The receivable represents management’s estimate of amounts expected to be recovered and is subject to adjustment based upon audit by Canadian taxation authorities. The Company reported investment tax credits receivable using the flow-through method of $750,000 and $838,000 as of September 30, 2012 and December 31, 2011, respectively.

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

Fair Value

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and warrant liability. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of such instruments. The carrying amounts of borrowings under the Company’s debt facilities approximate their fair values as of September 30, 2012 and December 31, 2011, based on the determination that the stated rates on such debt are consistent with current interest rates for similar borrowing arrangements available to the Company. The carrying amounts of warrant liabilities are revalued and adjusted using the Black-Scholes valuation model at the end of each reporting period to reflect their fair values.

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

Prior to the IPO, the Company measured its warrant liability using significant unobservable prices that were based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate as of March 31, 2011 of $76,000.   Upon the completion of the IPO, the liability was reclassified to stockholders’ equity at its then fair value of $76,000, as the warrants to purchase preferred stock converted into warrants to purchase common stock.

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

3. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of the Company’s Common stock outstanding for the period, without consideration for common stock equivalents.  The Company’s Class C Common stock is excluded from the calculated net loss per share for the nine month period ended September 30, 2011 because it is a non-participating security and has no liquidation rights upon liquidation or dissolution of the Company.  Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. Under the treasury-stock method earnings per share data is computed as if the common share equivalents were outstanding at the beginning of the period (or at the time of issuance, if later) and as if the funds obtained from exercise of the common stock equivalents were used to purchase common stock at the average market price during the period. If there is little or no market for the common stock, a reasonable estimate of fair value shall be used. For purposes of this calculation, preferred stock, stock options and warrants to purchase capital stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share in thousands, except share and per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Historical
Numerator:
Net loss	$(3,950)	$(6,414)	$(17,979)	$(14,186)
Denominator:
Weighted average common shares outstanding	25,035,381	24,558,845	24,749,299	15,974,316
Net loss per share—basic and diluted	$(0.16)	$(0.26)	$(0.73)	$(0.89)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Series A Convertible Preferred stock	—	—	—	2,537,206
Series B Convertible Preferred stock	—	—	—	52,054
Convertible Debt	—	—	—	—
Common Exchangeable shares	—	—	—	48,315
Preferred Exchangeable shares	—	—	—	866,121
Common stock options	2,819,602	2,063,773	2,564,179	1,503,193
Common stock warrants	230,950	67,462	213,049	67,462

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

On July 19, 2012, the Company received notice of termination of its collaboration and license agreement with Norgine which became effective on October 19, 2012. All rights and licenses granted under the agreement by the Company to Norgine terminated and reverted to the Company as of the effective date of the termination and the Company incurred no termination penalties.

At the end of each reporting period, the Company reevaluates the period of time over which its involvement in the collaboration is a substantive performance obligation. As of September 30, 2012, the Company determined that no change was required to the remaining estimated period of time over which the Company’s involvement in the core development phase of the collaboration is a substantive performance obligation.

The Company recognized $823,000 and $2.5 million of the upfront fee as licensing revenue including the amortization of stock premium, in each of the three and nine month periods ended September 30, 2012 and 2011, respectively.

The agreement provided for a co-managed product development campaign, and contained cost-sharing provisions whereby the companies shared certain costs related to manufacturing and development performed by third parties including reimbursement from Norgine for certain raw material costs incurred prior to the effective date of the agreement. Costs for development services provided under the agreement are expensed as incurred. The Company recognized a reduction in research and development expenses of $487,000 and $437,000 as a result of reimbursement for cost-sharing activities under this agreement for the three and nine month periods ended September 30, 2012, respectively, and $496,000 and $2.0 million for the three and nine month periods ended September 30, 2011, respectively.

Bristol-Myers Squibb Company

 In December 2009, the Company entered into a two-year collaboration agreement with Bristol-Myers Squibb Company ("BMS") to discover, develop and commercialize novel macrocyclic compounds, other than the Company’s product candidates and internal programs, directed against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS is funding the Company’s lead discovery efforts on these targets and is also primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all products arising from the collaboration and for their commercialization globally. In connection with the agreement, the Company received an upfront license fee of $10.0 million and the Company may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, the Company would receive graduated single-digit percentage royalties and sales milestone payments on annual net sales of commercial products. The upfront licensing fee was deferred and was initially being amortized on a straight-line basis over a period of 30 months, which represented the estimated period of time over which the Company’s involvement in the collaboration is a substantive performance obligation or deliverable. The research program term was to expire in December 2011; however, in September 2011, the research collaboration was extended by BMS for a six-month period through June 2012. As a result of the extension, the Company reassessed the period of time over which the Company's involvement in the collaboration represents a substantive performance obligation or deliverable and changed the amortization period for the remaining deferred upfront licensing fee from 30 months to 36 months. In April 2012, the research collaboration was further extended by BMS for a three-month period through September 2012 and the Company changed the amortization period for the remaining deferred upfront licensing fee from 36 months to 39 months. In September 2012, the research collaboration was further extended by BMS for a three-month period through December 2012 and the Company changed the amortization period for the remaining deferred upfront licensing fee from 39 months to 42 months. The agreement may be further extended by mutual agreement of the parties.

The agreement also provided for up to $6.0 million in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. BMS provided $2.5 million in research funding during the six-month extension period ending June 30, 2012 and provided $600,000 in funding during the three-month extension period ending September 30, 2012. BMS will provide up to an additional $375,000 in funding for the three-month extension period ending December 31, 2012. Revenue for development services provided under the agreement is recognized as earned where the Company acts as principal in the transaction.

The following is the Company's revenue for the BMS collaboration for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Licensing revenue	$385	$857	$1,384	$2,857
Research revenue	589	906	2,825	2,445
Total	$974	$1,763	$4,209	$5,302

Open Biosystems, Inc.

In October 2005, the Company entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain intellectual property unrelated to the Company’s product candidates and Macrocyclic Template Chemistry (MATCH) drug discovery technology, as specified in the agreement. The Company earns royalties on annual net sales at rates that vary by licensed product category as defined in the agreement or, through 2010, minimum annual royalties, if greater than earned royalties, until the expiration date of the last-to-expire licensed patent or twelve years, whichever occurs last. Royalty revenue recognized from the licensing agreement was $22,000 and $151,000 for the three and nine month periods ended September 30, 2012, respectively.  Royalty revenue recognized from the licensing agreement was $60,000 and $175,000 for the three and nine month periods ended September 30, 2011, respectively.

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

2010 Notes Payable

On September 30, 2010, the Company entered into a loan and security agreement with two lenders for a total commitment of $13.0 million. On October 1, 2010, the parties executed the related note agreements (the "2010 Notes") and the Company repaid the outstanding principal and interest of $3.4 million on the 2008 Notes. The 2010 Notes carried an interest rate equal to 10.75% per annum and were to mature on January 1, 2014. The 2010 Notes were payable in nine installments of interest only followed by thirty installments of principal plus interest. Principal payments on the 2010 Notes commenced in August 2011. In connection with the 2010 loan and security agreement, the Company issued warrants to purchase an aggregate of $520,000 in stock of the Company, which were contingently exercisable for a class and series of shares and exercise price as determined by future events as specified in the agreement.  Upon the closing of the IPO, the warrants became exercisable for shares of the Company's common stock. The Company determined the fair value of the warrants to be $254,000 and recorded the warrant as a liability with a related debt discount to be amortized as interest expense over the term of the 2010 Notes.

The Company recognized $400,000 and $1.2 million in interest expense, including the amortization of the warrants, for the three and nine month period ended September 30, 2011, respectively. The Company recognized $206,000 and $226,000 in interest expense for the three and nine month periods ended September 30, 2012, respectively. Interest expense for the three and nine month periods ended September 30, 2012, included a reclassification of expense as a result of the modification of our term loan in January 2012 (see "2012 Notes Payable").

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

The Company previously reported this transaction as an extinguishment of debt based on an assessment that the repayment and exchange of debt instruments were on substantially different terms. At the date of the transaction, the Company recognized a loss on extinguishment of $520,000 included in other expense in the consolidated income statement through the six months ended June 30, 2012. The Company has subsequently determined that this transaction did not represent an extinguishment of debt but instead is a modification of the terms of the 2010 Notes which should be accounted for prospectively. As a result, approximately $257,000 was reclassified to interest expense and $263,000 to other balance sheet deferred charges. The impact of this change is entirely non-cash and did not have a material impact on the Company's September 30, 2012 balance sheet, or reported net loss and cash flows for any interim 2012 period.

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

The Company recognized $681,000 and $1.7 million in interest expense, including the amortization of the warrants and debt issuance costs, for the three and nine month periods ended September 30, 2012.

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

As of September 30, 2012, the following warrants to purchase common stock were outstanding:

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

On April 19, 2012, the Company's Board of Directors adopted, and on June 7, 2012 the Company's stockholders approved, an amendment and restatement of the 2011 Plan which authorized the issuance of an additional 1,000,000 shares of common stock under the amended and restated 2011 Plan.

The following summarizes shares outstanding, exercisable and available for grant under each equity compensation plan as of September 30, 2012:

	Shares Outstanding	Shares Exercisable	Weighted Average Exercise Price of Shares Outstanding
2001 Stock Option Plans	1,269	1,269	$11.34
2003 Equity Incentive Plan	589,561	584,561	3.35
2004 Stock Option Plan	50,157	50,157	5.95
2011 Stock Option Plan	2,388,234	528,499	3.80
Total Shares outstanding	3,029,221	1,164,486	$3.75
Total share issued upon exercise of options	54,580
Total Shares authorized	3,627,945
Total Shares available for grant	544,144

The Company issued 15,580 shares of common stock upon the exercise of stock options at a weighted exercise price of $3.15 for cash proceeds of approximately $49,000 during the nine month period ended September 30. 2012.
A total of 224,643 options were forfeited during the nine month period ended September 30, 2012.
During the nine month period ended September 30, 2012, the Company's Board of Directors authorized and granted common stock options from the 2011 Plan to employees of the Company as follows:

Date	Shares	Exercise price	Weighted Average Fair Value
February 23, 2012	50,000	$4.98	$3.42
April 19, 2012	200,000	$3.09	$2.07
August 7, 2012	537,832	$4.24	$2.76
Total	787,832	$4.00	$2.63

The exercise price of stock options was equal to the closing market price of the underlying common stock on the grant date. The weighted-average assumptions used in the Black-Scholes valuation model for equity awards granted during the nine month periods ended September 30, 2012 and 2011 are shown in the table below.

	Nine Months Ended September 30,
	2012	2011
Expected volatility	75.2%	77.4%
Expected dividends	—	—
Expected life	5.5 to 6.25	5.5 to 6.25
Risk-free interest rate	1.11%	2.40%

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

The Company recognized non-cash share-based compensation expense to employees in its research and development and selling, general and administrative functions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$128,000	$30,000	$286,000	$111,000
General and administrative	380,000	280,000	821,000	628,000
Total	$508,000	$310,000	$1,107,000	$739,000

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel, first-in-class small molecule therapeutics for the treatment of gastrointestinal motility disorders. Our primary product candidate TZP-102, which is in Phase 2b, is being evaluated for the treatment of predominantly upper GI motility disorders. Patient dosing is now complete in our first multinational Phase 2b trial evaluating TZP-102 given once daily in diabetic patients with gastroparesis. In addition, enrollment is ongoing in DIGEST, a second Phase 2b trial evaluating TZP-102 given prior to meals in diabetic patients with gastroparesis. We have stopped further development and regulatory activities for ulimorelin following the results of two Phase 3 trials, both of which failed to meet their primary and secondary endpoints. All of our product candidates have been discovered by our scientists using our proprietary chemistry technology platform, MATCH (Macrocyclic Template Chemistry), which enables us to construct synthetic libraries of drug-like, macrocyclic compounds in a predictable and efficient manner. We have first-in-class product candidates and a strong drug discovery platform, and have pursued a licensing strategy with collaborators whose capabilities complement our own.

We were incorporated in Delaware on January 12, 1998. On December 17, 2003, we entered into a business combination with Neokimia Inc., a Quebec, Canada-based chemistry company which now operates under the name Tranzyme Pharma Inc., or Tranzyme Pharma. Tranzyme Pharma is a wholly-owned subsidiary and owns substantially all of our intellectual property and conducts our preclinical research.

We have devoted substantially all of our resources to our drug discovery efforts which consist of research and development activities, clinical trials for our product candidates, the general and administrative support of these operations and intellectual property protection and maintenance. To date, we have funded our operations principally through private placements of our common stock, preferred stock and convertible debt; bank and other lender financings; and through payments received under collaborative licensing arrangements with Norgine B.V., or Norgine, and Bristol-Myers Squibb Company, or BMS, raising an aggregate of approximately $129.6 million. In April 2011, we completed an initial public offering, or IPO, of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-170749) raising an aggregate of $51.4 million in net proceeds. In September 2012, we completed a follow-on offering of our common stock pursuant to a Registration Statement on Form S-3 (File No. 333-181215) raising an aggregate of $10.6 million in net proceeds.

We have incurred significant losses since our inception. As of September 30, 2012, our accumulated deficit was approximately $124.6 million. We expect to incur significant operating losses over the next several years as we continue the development of our most advanced product candidate and develop other product candidates.

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

Under the agreement, Norgine shared the cost of our Phase 3 clinical trials and the cost of procuring clinical manufacturing supply for the trials. Each party was solely responsible for managing and covering the cost of regulatory filings in its own territories. In addition, each party was solely responsible for the cost of any special studies required for regulatory approval specific to its own territory. Costs for development services provided under the agreement are expensed as incurred. Reimbursement of expenses under this agreement are offset against costs as incurred.  We recognized a reduction in research and development expenses of $487,000 and $437,000 as a result of payments due for cost-sharing activities under this agreement for the three and nine month periods ended September 30, 2012, respectively, and $496,000 and $2.0 million for the three and nine month periods ended September 30, 2011, respectively.

Following the receipt of the results of the two Phase 3 trials, both of which failed to meet their primary and secondary endpoints, we stopped development and regulatory activities for ulimorelin. On July 19, 2012, we received notice of termination of the license agreement with Norgine. The termination became effective on October 19, 2012. As a result of the termination agreement, all rights and licenses granted under the agreement by us to Norgine terminated and reverted to us as of the effective date of the termination. We incurred no termination penalties as result of the termination of the agreement.

Bristol-Myers Squibb Company.  In December 2009, we entered into a collaboration agreement with BMS to discover, develop and commercialize additional novel compounds discovered using our MATCH technology platform, other than our product candidates and internal programs, against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS is funding our early lead discovery efforts on these targets and is also primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all product candidates arising from the collaboration and, if successful products are developed, for their commercialization globally. As part of the agreement, we received a $10.0 million nonrefundable upfront license fee, and we may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, we would receive graduated single-digit percentage royalties and sales milestone payments on sales of commercialized products. The $10.0 million nonrefundable upfront license fee is being deferred and was being recognized on a straight-line basis over thirty months, the estimated initial research and collaboration period of the agreement. In September 2011, BMS extended the collaboration agreement for an additional six-month period and we changed the amortization period for the remaining unamortized upfront payment from 30 months to 36 months. In April 2012, BMS further extended the research collaboration for an additional three-month period through September 2012, and we further extended the amortization period for the remaining upfront payment from 36 months to 39 months, through March 31, 2013, the estimated period of time over which our involvement in the collaboration is a substantive performance obligation. In September 2012, BMS further extended the research collaboration for an additional three-month period through December 2012, and we further extended the amortization period for the remaining upfront payment from 39 months to 42 months, through June 30, 2013, the estimated period of time over which our involvement in the collaboration is a substantive performance obligation. As of September 30, 2012, we have not received any milestone or royalty payments, and we are not certain if and when we will be eligible for such payments in the future.

The agreement provided for up to $6.0 million in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. Up to $2.5 million in research funding was provided during the six-month extension period and $600,000 in funding was provided during the three-month extension period through September 30, 2012. Up to $375,000 in funding will be provided for the three-month extension period through December 31, 2012. The collaboration agreement may be further extended by mutual agreement of both parties. We recognized revenue for reimbursement of research costs under this agreement of $0.6 million and $2.8 million for the three and nine month periods ended September 30, 2012, respectively.  Revenue for the three and nine month periods ended September 30, 2011 was $0.9 million and $2.4 million, respectively.

Open Biosystems, Inc.  In October 2005, we entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain of our intellectual property unrelated to our product candidates and MATCH drug discovery technology. The agreement provides for royalty revenue on annual net sales at rates ranging from mid-single digits to 20 percent based on sales by licensed product category or, through 2010, minimum annual royalties if greater than earned, until the expiration date of the last-to-expire licensed patent or 12 years, whichever occurs last. We have recognized royalty revenue from this agreement of $151,000 and $175,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

Financial Operations Overview

Revenues

Our revenue consists primarily of licensing and royalty revenue as well as research revenue, which consists of fees for research services from license or collaboration agreements. The upfront licensing fees received pursuant to our license agreements are deferred and are being recognized in licensing and royalty revenue on a straight-line basis over a period which represents the estimated period of time over which our involvement in the collaboration represents a substantive performance obligation. These fees under our collaboration agreement with BMS are being recognized over a 42 month period, the estimated period of time over which our involvement in the collaboration is a substantive performance obligation. Upfront licensing fees under our license agreement with Norgine are being recognized over 31 months. Revenue for research services provided under our collaboration agreement with BMS is recognized in research revenue as such services are performed. Royalty revenue from our agreement with Open Biosystems, Inc. is recognized in licensing and royalty revenue as applicable products are sold.

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

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
ulimorelin	$(110)	$2,922	$4,252	$7,719
TZP-102	2,180	2,303	7,377	4,086
Other research and development expenses	1,752	1,750	5,868	5,352
	$3,822	$6,975	$17,497	$17,157

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

Operating losses may be incurred over the next several years as we complete the development and seek regulatory approval for our primary, clinical stage product candidate, TZP-102, or other product candidates. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing our product candidates, including:

•	the progress, costs, results of and timing of our Phase 2b clinical trials of TZP-102 for treatment of the symptoms associated with diabetic gastroparesis and future clinical trials of TZP-102;

•	the costs and timing of obtaining regulatory approval in the United States and abroad for our product candidates;

•	the FDA’s willingness to review our TZP-102 application under the fast track development program;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights globally;

•	the costs and timing of obtaining or maintaining manufacturing for our product candidates, including commercial manufacturing if any of our product candidates is approved;

•	the costs and timing of establishing sales and marketing capabilities in selected markets; and

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenues

The following table summarizes our revenues for the three months ended September 30, 2012, and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Licensing and royalties	$1,230	$1,740	$(510)	(29)%
Research revenue	589	906	(317)	(35)%
Total	$1,819	$2,646	$(827)	(31)%

The decrease in licensing and royalties for the three months ended September 30, 2012, was primarily due to an increase in the amortization period for deferred revenue from the upfront licensing fee received from our collaboration agreement with BMS, which totaled $385,000 for the three month period ended September 30, 2012, as compared to $857,000 million for the three month period ended September 30, 2011.  In September 2011, BMS extended the collaboration agreement for a six-month period and the amortization period for the remaining BMS unamortized upfront licensing fee was changed from 30 months to 36 months. In April 2012, BMS further extended the collaboration agreement for a three-month period and the amortization of the remaining upfront licensing fee was changed from 36 months to 39 months. In September 2012, BMS further extended the collaboration agreement for a three-month period and the amortization of the remaining upfront licensing fee was changed from 39 months to 42 months. The decrease in research revenue was primarily due to a decrease in reimbursable laboratory supply expenses as defined in our collaboration agreement with BMS.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Research and development expenses	$3,822	$6,975	$(3,153)	(45)%

The decrease in research and development costs during the three months ended September 30, 2012, was primarily due to a decrease in expenses incurred for our Phase 3 clinical trials and registration efforts for ulimorelin. Costs related to ulimorelin activities decreased by approximately $3.0 million, primarily due to completion of our Phase 3 clinical trials and the cessation of further development and regulatory activities following the results of the trials. Costs related to TZP-102 activities resulted in a decrease in clinical trial expenses of approximately $100,000 primarily due to completion of patient enrollment in our Phase 2b trial single daily dose trial.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
General and administrative	$1,568	$1,659	$(91)	(5)%

The decrease in general and administrative expenses was due primarily to a decrease in market research expenses related to our pre-commercialization activities for ulimorelin.

Other Income (Expense), Net

The following table summarizes our other expense for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Interest expense, net	$(882)	$(393)	$489	124%
Other income (expense)	503	(33)	536	1,624%
Total Change in Other Expense	$(379)	$(426)	$(47)	(11)%

The increase in interest expense period was primarily due to interest incurred on our term loan for the period. The increase in other income is due to the reclassification of interest expense for the refinancing of our term loan. (See Note 5 to the unaudited consolidated financial statements)

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Licensing and royalties	$4,013	$5,511	$(1,498)	(27)%
Research revenue	2,825	2,445	380	16%
Total	$6,838	$7,956	$(1,118)	(14)%

The decrease in licensing revenues for the nine months ended September 30, 2012, was primarily due a change in the amortization period for deferred revenue from the upfront licensing fee received from our collaboration agreement with BMS, which totaled $1.4 million for the nine month period ended September 30, 2012, as compared to $2.9 million for the nine month period ended September 30, 2011.  In September 2011, BMS extended the collaboration agreement for a six-month period and the amortization period for the remaining BMS unamortized upfront licensing fee was changed from 30 months to 36 months. In April 2012, BMS further extended the collaboration agreement for a three-month period and the amortization of the remaining upfront licensing fee was changed from 36 months to 39 months. In September 2012, BMS further extended the collaboration agreement for a three-month period and the amortization of the remaining upfront licensing fee was changed from 39 months to 42 months. The increase in research revenue was primarily due to an increase in reimbursable personnel expenses (FTE's) for our collaboration agreement with BMS.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Research and development expenses	$17,497	$17,157	$340	2%

The increase in research and development costs during the nine months ended September 30, 2012, was primarily due to an increase in expenses for our Phase 2b clinical trials for TZP-102 offset by a decrease in expenses incurred for our Phase 3 clinical trials and registration efforts for ulimorelin. Costs related to TZP-102 activities resulted in an increase in clinical trial expenses of approximately $3.3 million, primarily due to costs for activities related to our two on-going Phase 2b trials. Costs related to ulimorelin activities decreased by approximately $3.5 million, primarily due to a decrease in costs associated with the conduct of our clinical trials. Other research and development costs increased $516,000 including personnel costs and other infrastructure expenses for our clinical development activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
General and administrative	$5,396	$3,915	$1,481	38%

The increase in general and administrative expenses was due primarily to a $740,000 increase in personnel-related expenses including non-cash compensation for stock options, and a $301,000 increase in consulting and professional fees including an increase in legal and accounting fees related to our corporate governance activities and market research expenses related to our pre-commercialization activities. Other expenses increased $440,000 including director and officer insurance and other taxes and fees.

Other Income (Expense), Net

The following table summarizes our other expense for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Interest expense, net	$(1,938)	$(1,212)	$726	60%
Other income	14	142	(128)	(90)%
Total Change in Other Expense	$(1,924)	$(1,070)	$854	80%

The increase in interest expense for the period was due to an increase in interest expense for our term loan. Other income for the nine-months ended September 30, 2011 included a $195,000 decrease in the fair value of our warrant liability, which was recognized as other income for the nine-months ended September 30, 2011.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses since our inception and we anticipate that we will continue to incur losses for at least the next several years.  Historically, we have financed our operations primarily through private placements of common stock and convertible preferred stock, issuance of convertible promissory notes to our stockholders, upfront payments from strategic partnerships, bank, other lender financing and development grants from governmental authorities and our public offerings of common stock.  As of September 30, 2012, we had $40.8 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of September 30, 2012, our cash and cash equivalents funds are invested in money market funds which are currently providing only a minimal return.

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

 On May 7, 2012, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the registration of up to $100.0 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 was declared effective on May 29, 2012 and affords us additional financial flexibility. On September 18, 2012, we sold 2,987,012 shares of our common stock, including 389,610 shares pursuant to the underwriters' exercise of their over-allotment option, at $3.85 per share and raised approximately $10.6 million, net of underwriting fees and commissions pursuant to our Form S-3.

In connection with the filing of the Form S-3, on May 7, 2012, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell shares of our common stock with aggregate gross sales proceeds of up to $25,000,000, from time to time, through an “at the market” equity offering program, pursuant to which Cowen will act as sales agent. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We have not sold any shares pursuant to the Sales Agreement as of September 30, 2012.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2012	2011
Cash Flow from Continuing Operations:
Net cash used in operating activities	$(19,222)	$(19,117)
Net cash used in investing activities	(72)	(84)
Net cash provided by financing activities	19,137	51,544
Effect of exchange rate changes on cash	1	(10)
Net (decrease) increase in cash and cash equivalents	$(156)	$32,333

During the nine months ended September 30, 2012, our operating activities used cash of $19.2 million, primarily due to our net losses from the conduct of our clinical trials and changes in working capital, partially offset by non-cash charges including depreciation expense, share-based compensation expense and the amortization of deferred revenue from our licensing agreements. Cash provided by financing activities for the nine months ended September 30, 2012 included $9.3 million of net term loan proceeds offset by principal payments on our outstanding loan and approximately $10.6 million of net proceeds received from our follow-on offering of common stock on September 18, 2012. Net cash provided by financing activities for the nine-months ended September 30, 2011 included approximately $51.4 million in net proceeds from our IPO.

 Credit Facilities

On September 30, 2010, we entered into a term loan and security agreement with Oxford Finance Corporation, or Oxford, and Compass Horizon Funding Company, now Horizon Finance Corporation, or Horizon, for $13.0 million. The annual interest rate was 10.75%. The loan was to mature on January 1, 2014 and required interest only payments for the first nine months and principal and interest payments for the following 30 months. Principal payments on the loan began in August 2011. Upon payment of the final monthly installment of the loan, or the remaining balance in the case of a prepayment, we would have paid an end-of-term fee of approximately $520,000. In addition, in the event of prepayment we would have paid a prepayment fee ranging from 6% to 1%, based on time to maturity, of the principal amount of the loan at the time of repayment.

On January 31, 2012, we entered into an Amended and Restated Loan and Security Agreement with Horizon and Oxford. The amended and restated loan agreement amended and restated the terms of the September 2010 loan and security agreement in its entirety, and provided us with approximately $9.3 million of additional net loan proceeds. We used a portion of the approximately $13.4 million of new proceeds received at the closing of the amended and restated loan agreement to repay approximately $4.1 million of outstanding principal under the September 2010 loan agreement. Under the amended and restated loan agreement, we will make interest-only payments through February 1, 2013, and then will be required to make 30 monthly principal and interest payments to fully amortize the loan. The annual interest rate on the loan was reset to 10.0%. In addition, approximately $6.6 million of 2010 Notes were reamortized to follow the same interest-only period followed by the same 30 monthly principal and interest payments as the new loan. Upon payment of the final monthly installment of the loan, or the remaining balance in the case of a prepayment, we will pay an end-of-term fee of $1.0 million. In addition, in the event of prepayment we will pay a prepayment fee ranging from 6% to 1%, based on time to maturity, of the principal amount of the loan at the time of repayment.  As of September 30, 2012, $20.0 million of principal remains outstanding on the loan.

The amended and restated loan agreement is secured by our assets, excluding our intellectual property, and also contains certain covenants, including limitations on our ability to transfer assets, engage in any change of control transaction, incur additional indebtedness, pay dividends, make investments and engage in transactions with affiliates. Upon an event of default, the lenders may declare the unpaid principal amount of all outstanding loans and interest accrued under the loan and security agreement to be immediately due and payable, and exercise their security interests and other rights under the credit agreement. As of September 30, 2012, we believe we were in compliance with all covenants under the amended and restated loan agreement.

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

On May 7, 2012, we filed a Registration Statement on Form S-3 (File No. 333-181215) with the SEC for the registration of up to $100.0 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 was declared effective on May 29, 2012 and affords us additional financial flexibility. On September 18, 2012, we sold 2,597,402 shares of our common stock, at $3.85 per share. In addition, the underwriters had 30 days to exercise their option to purchase up to an additional 389,610 shares at a price per share of $3.85 pursuant to an over-allotment option granted to the underwriters. The underwriters fully exercised their over-allotment option concurrently with the initial closing of the offering on September 19, 2012. The follow-on offering resulted in the Company receiving approximately $10.6 million, net of underwriting fees and commissions.

We believe that our existing cash and cash equivalents, together with the net proceeds received from our offerings of our common stock, will be sufficient to fund our anticipated operating requirements into the first quarter of 2014. We have based this estimate on assumptions that may prove to be wrong resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, including our ability to enter into collaborations with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

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

Market Risk

Our cash and cash equivalents as of September 30, 2012 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

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

We have invested a significant portion of our time and financial resources in the development of our clinical stage product candidates, ulimorelin for acceleration of postoperative gastrointestinal (GI) recovery, and TZP-102 for the treatment of symptoms associated with diabetic gastroparesis. In the future, we plan to invest the substantial majority of our resources in TZP-102, and, in light of the results of our phase 3 clinical trials of ulimorelin, have stopped all development and new drug application, or NDA related activities for ulimorelin. We have also invested a significant amount of time and financial resources in the development of our other product candidates, TZP-201 and TZP-301. We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of these product candidates, particularly our primary clinical stage product candidate, TZP-102. The future regulatory and commercial success of these product candidates is subject to a number of risks, including the following:

•	we may not be able to provide acceptable evidence of their safety and efficacy;

•	the results of our ongoing and future clinical trials may not confirm the positive results of earlier clinical trials;

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

Favorable results in our Phase 2a clinical trial of TZP-102 for the treatment of diabetic gastroparesis may not be predictive of the safety and efficacy results in our Phase 2b clinical trials of TZP-102 for the treatment of diabetic gastroparesis.

Although our proof of concept Phase 2a clinical trial of TZP-102 for the treatment of diabetic gastroparesis showed statistically significant results against clinically meaningful endpoints, we will not have the same primary endpoints or reporting instrument in our Phase 2b clinical trials. The Phase 2a trial only showed significant difference between active and placebo in secondary end points, which now comprise the primary endpoint of the Phase 2b trials. The primary endpoint for our Phase 2b trials is, based upon our meeting with the FDA in November 2010, a composite of clinically relevant, patient-reported symptoms measured by a reporting instrument with a shorter recall period. While we observed statistically significant improvements in these clinically relevant symptoms in our Phase 2a trial, we cannot assure you that our Phase 2b trials will achieve positive results. A number of factors could contribute to a lack of favorable safety and efficacy results in our Phase 2b clinical trials. For example:

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

We have completed a Phase 2a, double-blind, placebo-controlled trial in 92 subjects which evaluated TZP-102 in diabetic patients with gastroparesis over a 28-day period. We completed enrollment in a Phase 2b trial in diabetic gastroparesis patients and initiated an additional Phase 2b trial in diabetic gastroparesis patients in September 2012. We cannot guarantee that our future trials will be successful or that regulators will agree with our assessment of the preclinical studies and clinical trials we have conducted to date. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or preclinical or other studies. In addition, varying interpretation of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

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

We currently have a strategic partnership in place relating to certain of our technologies. Norgine has terminated our license agreement regarding the development and commercialization of ulimorelin for the potential acceleration of postoperative GI recovery and other diseases and disorders in Europe, Australia, New Zealand, Middle East, North Africa and South Africa effective on October 19, 2012. We entered into a strategic collaboration with Bristol-Myers Squibb Company, or BMS, primarily focused on the identification and optimization of novel drug compounds for certain targets of interest to BMS. This strategic partnership may not be scientifically or commercially successful due to a number of important factors, including the following:

•
BMS has significant discretion in determining the efforts and resources that they will apply to their strategic relationship with us. The timing and amount of any cash payments, milestones and royalties that we may receive under such agreements will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of any product candidates by BMS under its agreement.

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

•	BMS may develop and commercialize, either alone or with others, or be acquired by a company that has products that are similar to or competitive with the product candidates that it licenses from us.

•	BMS may change the focus of its development and commercialization efforts or pursue higher-priority programs.

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

•	BMS may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.

•	BMS may not comply with all applicable regulatory requirements, or fail to report safety data in accordance with all applicable regulatory requirements.

•	BMS may choose not to extend the research term, during which it funds full-time equivalent costs and other research expenses, when the current research term expires in December 2012.

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

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter that our collaborators or we may be required to license in order to research, develop or commercialize at least some of our product candidates, including TZP-102 and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all.

A number of companies, including several major pharmaceutical companies, have conducted research on pharmaceutical uses of growth hormone secretagogues, including ghrelin and ghrelin analogs, which resulted in the filing of many patent applications related to this research. We are aware of third party United States patents, and corresponding foreign counterparts, that contain broad claims related to methods of using these general types of compounds, which may be construed to include TZP-102, for stimulation of gastrointestinal motility or treatment of neuropathy associated with diabetes. If we were to challenge the validity of these or any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we were to challenge the enforceability of these or any issued United States patent in court, we would need to meet the burden of showing that the patent is unenforceable. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity or enforceability.

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

We have incurred significant operating losses since we were founded in 1998 and expect to incur significant losses for the next several years as we wind down our development and regulatory activities for ulimorelin and we conduct our Phase 2b trials and further development activities for TZP-102. As of September 30, 2012, we had an accumulated deficit of $124.6 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

We will require substantial future capital in order to conduct the research and development and clinical and regulatory activities necessary to bring our most commercially viable product candidate, TZP-102, and other product candidates to market. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•	the progress, costs, results of and timing of our Phase 2b clinical trials of TZP-102 for treatment of the symptoms associated with diabetic gastroparesis and future clinical trials of TZP-102;

•	the costs and timing of obtaining regulatory approval in the United States and abroad for our product candidates;

•	the FDA’s willingness to review our TZP-102 application under the fast track development program;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights globally;

•	the costs and timing of obtaining or maintaining manufacturing for our product candidates, including commercial manufacturing if any of our product candidates is approved;

•	the costs and timing of establishing sales and marketing capabilities in selected markets; and

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us.

Some of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we should be able to fund our operations into the first quarter of 2014. However, we do not expect our existing capital resources to be sufficient to enable us to fund the completion of any of our development programs through commercial introduction. We expect that we will need to raise additional funds in the future.

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

In addition, it is possible that the recent public offerings of our stock, either on a standalone basis or when combined with future transactions, will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes already subject to limitations as a result of our prior ownership changes may be subject to more stringent limitations. As of December 31, 2011, we have estimated approximately $2.9 million of U.S. federal net operating loss carryforwards are at risk of loss due to prior ownership changes, as well as approximately $11.7 million of U.S. federal and state net operating loss carryforwards at risk of limitation in the event of a future ownership change.

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

As of September 30, 2012, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 62.7% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for a stock quoted on The NASDAQ Global Market. Additionally, the public float of our common stock is approximately 78.2% of our outstanding shares of common stock, which substantially reduces the liquidity of our common stock and contributes to the limited trading volume for our common stock.

Since our initial listing on The NASDAQ Global Market on April 1, 2011, the trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for companies quoted on The NASDAQ Global Market. The quotation of our common stock on The NASDAQ Global Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. Our executive officers, directors and affiliates, in the aggregate own approximately 21.8% of our outstanding shares of common stock, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

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

As of September 30, 2012, we had outstanding exercisable options and outstanding warrants to purchase shares of common stock that, if exercised, will result in these additional shares becoming available for sale, subject in some cases to volume limitations.  Shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans are eligible, and will become eligible, for sale in the public market, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Item 5. Other Information

None

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

10.1
Underwriting Agreement dated as of September 12, 2012 by and between the Company and Cowen and Company (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on September 13, 2012).

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
___________________________________________________________________________________________

*Filed herewith
**Furnished herewith

+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows

and (iv) related notes to these financial statements tagged as blocks of text.

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

TRANZYME, INC.
(Registrant)

Date:	November 9, 2012	By:	/s/ Vipin K. Garg, Ph.D.
Vipin K. Garg, Ph.D.
President Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2012	By:	/s/Richard I. Eisenstadt
Richard I. Eisenstadt, VP, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)