Form 10-K
period 2012-12-31
TRANZYME INC
filed 2013-03-28
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___ .
Commission file number 001-35119
TRANZYME, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	63-1192270
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2012 was approximately $69.9 million. As of March 25, 2013, there were outstanding 27,600,437 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part III of the Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the registrant's 2013 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2012.

TRANZYME, INC.
ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks, uncertainties and assumptions, including information with respect to our plans and strategy for our strategic process, product candidates, drug discovery platform and business . All statements that express expectations, estimates, forecasts or projections are forward-looking statements. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include but are not limited to statements under the captions “Business”, “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Annual Report on Form 10-K. You should be aware that the occurrence of any of the events discussed under the heading “Item 1A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update our forward-looking statements, even if new information becomes available in the future.

“Tranzyme,” “Tranzyme Pharma” and MATCH™ are trademarks or servicemarks of Tranzyme, Inc. All other trademarks are property of their respective owners.

Unless the context otherwise indicates, references in this report to the terms “Tranzyme”, “the Company”, “we,” “our” and “us” refer to Tranzyme, Inc. and its subsidiaries.

PART I.

Item 1. Business
Overview
Tranzyme Pharma is a biopharmaceutical company focused on discovering, developing and commercializing novel, mechanism-based therapeutics. All of our product candidates have been discovered by our scientists using our proprietary chemistry technology platform, MATCH (Macrocyclic Template Chemistry), which enables us to construct synthetic libraries of drug-like, macrocyclic compounds in a predictable and efficient manner. We have first-in-class product candidates and a strong drug discovery platform, and have pursued a licensing strategy with collaborators whose capabilities complement our own.
In December 2012, we stopped enrollment and further clinical development of our lead-product candidate TZP-102, an orally-administered ghrelin agonist being evaluated in diabetic patients with gastroparesis, following the results of two Phase 2b trials, due to insufficient efficacy. In both trials, there was a very large placebo effect and no treatment effect above that of placebo.
In addition to TZP-102, our pipeline consists of two pre-clinical product candidates, a motilin antagonist, TZP-201, for the treatment of various forms of moderate-to-severe diarrhea, and a ghrelin antagonist, TZP-301, for the treatment of metabolic diseases. We continue to evaluate these compounds for additional research and development.
TZP-102 (Oral Ghrelin Agonist)
TZP-102 is an orally-administered ghrelin agonist that we were developing for diabetic gastroparesis, an upper GI motility disorder. Gastroparesis is a debilitating, chronic condition characterized by slow or delayed gastric emptying and gastric retention that can be caused by any disease that induces neuromuscular dysfunction of the GI tract, notably diabetes.
We evaluated the efficacy and safety of TZP-102 in a 28-day, proof of concept Phase 2 trial of 92 patients with diabetic gastroparesis. TZP-102 was observed to be effective in improving the most prevalent and clinically relevant symptoms associated with gastroparesis in this patient population, while exhibiting a favorable safety profile. In November 2012, we announced the results of a 12-week Phase 2b trial for the treatment of diabetic gastroparesis which indicated the trial did not meet its primary efficacy endpoint. Also at that time, we announced the ongoing enrollment of patients with diabetic gastroparesis in a second Phase 2b trial (DIGEST) evaluating an alternative dosing regimen (three times versus once daily). In December 2012, an interim analysis of DIGEST revealed results consistent with the findings of the prior Phase 2b trial, a very large placebo effect and no treatment effect above placebo, and we therefore stopped enrollment in the trial.

TZP-201 (Motilin Antagonist)
Motilin is a peptide hormone, localized in the GI tract, which is primarily responsible for the initiation of the migrating motor complex. These migrating motor complexes help facilitate the movement of indigestible substances through the GI tract.
TZP-201 is a motilin antagonist that has potential utility for the treatment of various forms of moderate-to-severe diarrhea. TZP-201 has demonstrated significant reduction in pre- and post-prandial migrating motor complex patterns in dog models with dose-dependent activity at a dose as low as 0.1 mg/kg. TZP-201 has also demonstrated reduction in the incidence of diarrhea in dogs treated with irinotecan, a potent chemotherapeutic with high incidence of diarrhea, more effectively than either of two current treatments, octreotide and loperamide.

TZP-301 (Ghrelin Antagonist)
Antagonism of the ghrelin receptor has recently been identified as a strategy for the treatment of metabolic diseases due to the involvement of ghrelin in the control of energy balance and appetite. TZP-301 is a potent ghrelin antagonist discovered utilizing our MATCH technology.

Ulimorelin
In March 2012, we announced, along with our development partner, Norgine B.V., or Norgine, that we were stopping all New Drug Application, or NDA, related activities for ulimorelin, an intravenous ghrelin agonist that was in Phase 3 clinical development for the acceleration of postoperative GI recovery. Our two Phase 3 clinical trials of ulimorelin did not meet the primary and secondary endpoints as there was no statistical difference between the ulimorelin and placebo groups.

Our Technology
All of our product candidates have been discovered using our proprietary Macrocyclic Template Chemistry (MATCH) technology platform, which enables us to construct synthetic libraries of drug-like, macrocyclic compounds in a predictable and efficient manner.
Our Strategic Partnerships
Norgine, B.V.  In June 2010, we entered into a license agreement with Norgine B.V., or Norgine, a leading, GI-focused European specialty pharmaceutical company, that provided Norgine with exclusive rights to develop and commercialize ulimorelin in Europe, Australia, New Zealand, Middle East, North Africa and South Africa. We retained the rights to ulimorelin in all other territories, including North America, South America and all of Asia. The license permitted Norgine to develop and commercialize ulimorelin only in injectable formulations. Norgine shared the cost of our Phase 3 clinical trials and the cost of procuring clinical manufacturing supply for the trials.
In 2012, following the receipt of the results of two Phase 3 trials, both of which failed to meet their primary and secondary endpoints, we stopped development and regulatory activities for ulimorelin. On July 19, 2012, we received notice of termination of the license agreement with Norgine. The termination became effective on October 19, 2012. As a result of the termination agreement, all rights and licenses granted under the agreement by us to Norgine terminated and reverted to us as of the effective date of the termination. We incurred no termination penalties as result of the termination of the agreement.
Bristol-Myers Squibb Company. In December 2009, we entered into a strategic collaboration with Bristol-Myers Squibb Company, or BMS, to discover, develop and commercialize additional novel compounds discovered using our MATCH technology platform, other than our product candidates and internal programs, against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS funded our early lead discovery efforts on these targets and was also primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all the products arising from this collaboration and for their commercialization globally. During 2012, BMS extended the research term through December 31, 2012 and continued to fund full-time equivalent costs and other research expenses through the end of the research term.
On January 4, 2013, we announced the successful completion of the research portion of our chemistry-based drug discovery collaboration with BMS. As a result of the joint research efforts, we transferred compounds to BMS for further development across multiple drug targets. BMS has primary responsibility for optimizing the identified lead compounds, and sole responsibility for completing preclinical and clinical development of all products arising from the collaboration, and for their commercialization globally. As part of the collaboration agreement, we may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, we would receive graduated single-digit percentage royalties on the sales of commercialized products.

Business Strategy
On February 8, 2013, we announced that our Board of Directors had made a determination to explore and evaluate strategic alternatives, including the possibility of a merger, sale, other form of business combination, or other transaction to maximize value to its stockholders.
We have not made a decision to pursue any specific transaction or other strategic alternative, and there is no set timetable for the strategic review process. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction and we do not intend to comment further regarding this process until such time as our Board of Directors has determined the outcome of the process or otherwise has deemed that disclosure is required or appropriate.
Our objective is to develop and bring to market products to treat acute and chronic disorders that are not satisfactorily or safely treated with current therapies and that represent significant market opportunities. All of our product candidates to date have been discovered using our proprietary MATCH drug discovery platform. In addition, we are leveraging MATCH to discover, develop and commercialize a pipeline of first-in-class products with discovery partners and we intend to continue to pursue additional funded collaborations.

Our Technology
Macrocycles are an underexplored class of novel structures that has generated increasing interest within the pharmaceutical industry. Tranzyme pioneered the exploitation of this unique molecular template for the discovery of new bioactive compounds. All of our product candidates have been identified using our MATCH (Macrocyclic Template Chemistry) proprietary drug discovery and medicinal chemistry technology. Using MATCH, we constructed the first large synthetic library of macrocyclic structures. That first library of compounds was built beginning in 1998 and the first patent application covering MATCH was filed in 1999. With MATCH, we have the ability to construct synthetic libraries of drug-like, orally administered macrocyclic compounds in a predictable and efficient manner. We have utilized MATCH for the optimization and development of proprietary small molecule macrocycles. Our macrocycles are a distinct class of small molecules with defined and predictable shapes. Although many macrocyclic compounds from natural sources or with complex chemistries have been successfully developed as marketed drugs, our compounds are completely synthetic.
MATCH compounds mimic the favorable binding characteristics of proteins and peptides such as tight receptor binding for high potency and selectivity, while eliminating the drawbacks associated with these biomolecules-poor metabolic stability, low oral bioavailability, lack of membrane permeability, high manufacturing costs and antigenicity. In order to attain high affinity and to bind selectively to a targeted receptor, a successful mimetic must reproduce both the functionality and the orientation of the receptor-bound ligand. Our macrocycles incorporate three or more recognition moieties locked in a defined, cyclic, three-dimensional structure by a proprietary non-peptide chemical fragment called a tether. MATCH enables us to vary these tethers in order to control and modulate spatial orientation as well as modify physicochemical and other molecular properties. While the recognition moieties typically provide the elements that interact with the targeted receptor, the tethers define and control their unique conformation, ensuring tighter binding and improved potency. MATCH also enables the incorporation of recognition elements other than amino acids to explore the effects of other functionalized building blocks.
MATCH possesses significant strategic advantages over traditional methods of drug discovery:

•	accelerated hit-to-lead-to-clinic progression due to simultaneous and controlled variation of critical parameters to optimize compound affinity and selectivity;

•	reliable, scalable chemistry;

•	simultaneous scanning of diversity in composition and in conformation, which results in improved activity and selectivity;

•	efficacy on multiple targets and multiple target classes;

•	direct generation of lead compounds and use as a template from which further modifications can be performed;

•	employs individual building blocks designed to enhance potential bioactivity and to modulate and optimize any observed activity;

•	low number of rotatable bonds, which favors high oral bioavailability and successful progression through the clinic; and

•	provides metabolic and proteolytic stability, cell permeability and improved PK-ADME profile.
Despite these strategic advantages, MATCH has certain disadvantages relative to traditional methods of drug discovery, namely:

•
there is limited previous drug discovery experience using synthetic macrocycles, hence there is a lack of literature or other guidance for structural activity relationship development and improvement of pharmacokinetic, absorption, distribution, metabolism, excretion or other properties;

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

Intellectual Property and Proprietary Rights
Overview
We have been building and continue to build our intellectual property portfolio relating to our MATCH technology and our preclinical programs. Our policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad (including Europe, Canada, Japan and certain other countries when appropriate) relating to proprietary technologies that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology. For this and more comprehensive risks related to our intellectual property, please see "Risk Factors-Risks Relating to Our Intellectual Property."
Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technologies we consider important to our business, defend our patents, preserve the confidentiality of our trade secrets and operate our business without infringing the patents and proprietary rights of third parties.
We have established and continue to build proprietary positions for our pipeline product candidates and technology in the United States and abroad.
Patent Portfolio
Our patent portfolio contains patents and patent applications relating to our preclinical pipeline products and our MATCH drug discovery technology. With regard to our TZP-201 product candidate, we have issued patents in the U.S., Europe and Japan, each of which is scheduled to expire in 2024, an allowed European patent scheduled to expire in 2027, two pending U.S. non-provisional patent applications covering TZP-201 and other motilin antagonist molecules, pharmaceutical compositions thereof, intermediates for these molecules and methods of using these molecules to treat various diseases and disorders, as well as counterpart patent applications pending in China, Canada and other countries. Patents, if issued, from these applications could have terms expiring between 2024 and 2027. With regard to our TZP-301 product candidate, we have an issued patent in Japan which is scheduled to expire in 2026, two pending U.S. non-provisional patent applications covering TZP-301 and other ghrelin antagonist/inverse agonist molecules, pharmaceutical compositions thereof and methods of using these molecules to treat various diseases and disorders, as well as counterpart patent applications pending in Europe, India and other countries. Patents, if issued, from these applications could have terms expiring between 2025 and 2030. With regard to our MATCH drug discovery technology, we have eleven issued and two allowed U.S. patents, five granted European patents and three issued and one allowed Japanese patents, one issued Canadian patent, two issued Australian patents, and one allowed Chinese patent, with terms expiring in 2020 and 2024, thirteen pending U.S. non-provisional patent applications covering certain general macrocyclic compound classes, specific macrocyclic compounds, synthetic methods for making these compounds, uses of these compounds and intermediates for these compounds, as well as counterpart patent applications pending in other countries. Patents, if issued, from these applications could have terms expiring between 2020 and 2030. We own all of the issued patents and all of the pending applications mentioned, except for national phase applications emanating from one of our international (PCT) applications which is jointly owned with an academic partner relating to a specific use for a particular subclass of macrocyclic compounds. In light of the results of our recent clinical trials of ulimorelin and TZP-102, we have determined that we will no longer pursue patent protection of our intellectual property directly related to these two product candidates.
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
Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA or other regulatory approval, we expect to apply for PTEs on patents covering those products. Depending upon the timing, duration and specifics of FDA approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration.
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
It is impossible to establish with certainty that our technology platform or our product programs will be free of claims by third party intellectual property holders. Even with modern databases and on-line search engines, literature searches are imperfect and may fail to identify relevant patents and published applications. Even when a third party patent is identified, we may conclude, upon a thorough analysis, that we do not infringe some, if not all, of the claims of the patent or that some, if not all, of the claims of the patent are invalid. If the third party patent owner disagrees with our conclusion and we continue with the business activity in question, we might have patent litigation thrust upon us. Alternatively, we might decide to initiate litigation in an attempt to obtain a declaration that the third party patent is invalid or non-infringed by our activity or that the patent is enforceable. In either scenario, patent litigation typically is costly and time-consuming, and the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our technology platform as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent's claims. There is no assurance that a court would find in our favor on questions of infringement or validity.
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

Manufacturing
We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and finished product for our research and development activities. We do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates. If any of our products are approved by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for the commercial production of those products. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

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

Regulatory Matters

Government Regulation and Product Approval
Government authorities in the United States at the federal, state and local level, and other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. Our product candidates must be approved by the FDA through the new drug application, or NDA, process before they may legally be marketed in the United States.
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
Foreign Regulation
In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to clinically evaluate or sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

Corporate Information
In 1998, we formed Tranzyme, Inc., a Delaware corporation, the entity through which we conduct our operations in the United States. In December 2003, we entered into a business combination with Neokimia Inc., a Quebec, Canada, based chemistry company, and changed its name to Tranzyme Pharma Inc., or Tranzyme Pharma. Our principal offices are located at 5001 South Miami Boulevard, Suite 300, Durham, North Carolina, 27703. Our telephone number is (919) 474-0020.
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

Employees
As of March 18, 2013 we had a total of 29 employees, of which 15 are scientists engaged in early discovery research, five are scientists or other professionals in our clinical development operations and nine are in general and administrative functions.
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

Risks Related to our Business and the Development, Regulatory Approval and Commercialization of our Product Candidates

 Our board of directors is exploring and evaluating strategic alternatives for our company and this process may have an adverse impact on our business and may not result in the consummation of any transaction.

On February 8, 2013, we announced the decision of our board of directors to commence a formal process to explore and evaluate strategic alternatives, including the engagement of Stifel Nicolaus & Company to act as our financial advisor and Skadden, Arps, Slate, Meagher & Flomm LLP as our legal counsel to assist in the strategic review process, which could result in, among other things, a sale of the company, a merger, consolidation, business combination or a disposition of a substantial portion of our assets. In connection with this process, we expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be disruptive to our business operations and may not result in the consummation of any transaction. If we are unable to effectively manage the process, our business, financial condition and results of operations could be materially and adversely affected.
No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake a transaction that allows our shareholders to realize an increase in the value of their stock or provide any guidance on the timing of any such action. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our businesses and the availability of financing to potential buyers on reasonable terms.
We do not intend to comment regarding the evaluation of strategic alternatives until such time as our board of directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate. As a consequence, perceived uncertainties related to the future of our company may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.
In light of the results of our Phase 3 trials of ulimorelin and our Phase 2 trials of TZP-102, our future success is primarily dependent on our ability to consummate a strategic transaction and the success of our remaining product candidates, all of which are in the preclinical research stage. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We have invested a significant portion of our time and financial resources in the development of our clinical stage product candidates, ulimorelin for acceleration of postoperative gastrointestinal (GI) recovery, and TZP-102 for the treatment of symptoms associated with diabetic gastroparesis. In light of the results of our phase 3 clinical trials of ulimorelin and phase 2 clinical trials of TZP-102, we have stopped all development and new drug application, or NDA, related activities for ulimorelin and TZP-102. We have also invested time and financial resources in the preclinical development of our other product candidates, TZP-201 and TZP-301 which are not yet development candidates. Should we elect to develop these drug candidates, the future regulatory and commercial success of these molecules is subject to a number of risks, including the following:

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

Though we continue to explore additional funded collaborations involving our MATCH drug discovery platform, we may be unable to attract new partners which could adversely affect our business. Identifying and consummating a collaboration transaction with a new partner is subject to a number of risks including:

•	we may face competition from other macrocycle developers limiting our ability to attract new partners;

•	MATCH exclusivity may become compromised by closely related technology copies that are offered under more attractive conditions elsewhere;

•	other companies may choose to establish proprietary macrocyclic chemistry technology in-house and deprioritize respective partnerships;

•	existing or perceived disadvantages of macrocyclic chemistry may cause a shift of technology priorities in pharmaceutical drug discovery with declining interest in MATCH; and

•	introduction of new drug discovery technologies in pharmaceutical companies' research and development may replace macrocycles in general and render MATCH technology unattractive.

If we are not able to obtain required regulatory approvals for our product candidates, we will not be able to commercialize them and our ability to generate revenue will be limited.

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

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. We are not permitted to market our product candidates in the United States until we receive approval of an NDA for the product candidate in a particular indication from the FDA. Failure to obtain regulatory marketing approval for a product candidate will prevent us from commercializing the product candidate, and our ability to generate revenue will be materially impaired.

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

The commercial success of any product candidate for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of such product by the medical community, including physicians, patients and health care payors. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse effects;

•	limitations or warnings contained in a product's FDA-approved labeling;

•	availability of alternative treatments;

•	new procedures or methods of treatment that may reduce the incidences of any of the indications in which our product candidates may show utility;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators' sales and marketing strategies;

•	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

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

We have limited sales, marketing or distribution experience. To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that any of our product candidates will be approved. For product candidates where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

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

We rely on outsourcing arrangements for some of our activities, including manufacturing, preclinical research, data collection and analysis. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and drug product for our preclinical research. Any performance failure on the part of our existing or future manufacturers, or termination of our existing manufacturer relationships, could delay clinical development or regulatory approval of our product candidates. Although we believe there are a number of potential replacement manufacturers for our product candidates, we may incur added costs and delays in identifying and qualifying any such replacements because the FDA must approve any replacement manufacturer prior to manufacturing our product candidates. Such approval would require new testing and compliance inspections which could result in significant additional costs to us and delays in regulatory approval of our product candidates.

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

If our strategic partner fails to perform its obligations under our agreement, the development and commercialization of the product candidates under such agreement could be delayed or terminated and our business could be substantially harmed.

We entered into a strategic collaboration with Bristol-Myers Squibb Company, or BMS, primarily focused on the identification and optimization of novel drug compounds for certain targets of interest to BMS. The research portion of the collaboration was completed in December 2012 and Tranzyme transferred compounds to BMS for further development across multiple drug targets. BMS has primary responsibility for optimizing the identified lead compounds, and sole responsibility for completing preclinical and clinical development of all products arising from the collaboration, and for their commercialization globally. Total milestone payments to us under the agreement, excluding royalties and sales milestones, could reach up to approximately $80 million for each target program. However, this strategic partnership may not be scientifically or commercially successful due to a number of important factors, including the following:

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

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, as well as other senior scientists and members of our management team. The loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline or the commercialization of our product candidates. We do not have employment agreements with any members of our senior management other than Vipin Garg, our President and Chief Executive Officer. We carry “key person” insurance only on our President and Chief Executive Officer.

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

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether our future clinical trials will begin on time. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

After the completion of any future clinical trials we conduct, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from these product candidates.

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-

market surveillance or clinical trials. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

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

In addition, if any of our product candidates are approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product's approved labeling. If we receive marketing approval for our product candidates, physicians may nevertheless prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Any foreign operations we establish in the future subject us to additional risks and uncertainties, including:

•	our customers' ability to obtain reimbursement for procedures using our products in foreign markets;

•	our inability to directly control commercial activities because we are relying on third parties who may not put the same priority on our products as we would;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer accounts receivable collection times;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries;

•	foreign currency exchange rate fluctuations; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

Over the past few years, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines and imprisonment.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	a diversion of management's time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	the inability to commercialize our product candidates; and

•	a decline in our stock price.

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

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter that our collaborators or we may be required to license in order to research, develop or commercialize at least some of our product candidates and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all.

If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent's claims. If we were to challenge the enforceability of these or any issued United States patent in court, we would need to meet the burden of showing that the patent is unenforceable. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity or enforceability.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant operating losses since inception, and we expect to incur losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 1998 and expect to incur significant losses for the next several years as we wind down our development and regulatory activities for ulimorelin and TZP-102. As of December 31, 2012, we had an accumulated deficit of $129.5 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

We will require substantial future capital in order to conduct the research and development and clinical and regulatory activities necessary to bring our product candidates to market. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs, seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or agree to terms unfavorable to us. Any of these actions could raise substantial doubt about our ability to continue as a going concern and have a material adverse effect on our business, financial condition and results of operations.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of prior or future offerings of our stock.

Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company's stock immediately before the ownership change. We may be unable to offset future taxable income, if any, with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability.

In addition, it is possible that the prior public offerings of our stock, either on a standalone bases or when combined with future transactions, will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes already subject to limitations as a result of our prior ownership changes may be subject to more stringent limitations.

Risks Related to our Common Stock

If we fail to maintain the listing of our common stock with a U.S. national securities exchange, the liquidity of our common stock could be adversely affected.

As previously announced by us, on January 2, 2013, we received a letter from the NASDAQ Stock Market notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days and therefore we did not meet the minimum bid price requirement set forth in NASDAQ Listing Rule 5450(a)(1). We were provided 180 calendar days, or until July 1, 2013, to regain compliance with the minimum bid price requirement. We can regain compliance if at any time during the 180-day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days.
If we do not regain compliance with the minimum bid price rule by July 1, 2013, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ's delisting determination. Alternatively, we may be eligible for an additional grace period of 180 days if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on the NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505. We continue to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement.
If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.
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

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which it was purchased. The market price for our common stock may be influenced by many factors, including:

•	results of the development efforts involving our product candidates, those of our competitors or those of other companies in our market sector;

•	regulatory developments in the United States and foreign countries;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts' reports or recommendations;

•	sales of our stock by insiders and 5% stockholders;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our relationships with our collaborators; and

•	the other factors described in this “Risk Factors” section.

In addition, in the past, stockholders have initiated class action lawsuits against biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies' stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2012, we had outstanding exercisable options and outstanding warrants to purchase shares of common stock that, if exercised, will result in these additional shares becoming available for sale, subject in some cases to volume limitations.  Shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans are eligible, and will become eligible, for sale in the public market, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting beginning with the fiscal year covered by this Form 10-K. We have not been subject to these requirements in the past. The internal control report must contain (a) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (b) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (c) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Since December 1, 2011, our corporate headquarters and clinical development operations have been located in 8,126 square feet of office space located at 5001 South Miami Boulevard, Durham, North Carolina under a lease that commenced on December 1, 2011 and will terminate on January 31, 2015. We have an option to renew the lease term for an additional 12 months at the prevailing rental rate at the end of the term and the right of first offer on additional space located on the property's third floor.
Our research operations are based in Sherbrooke, Quebec, where we lease approximately 7,323 square feet of office and laboratory space. The lease on these offices and laboratories expires in June 2013.
We believe that our facilities are suitable and adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings
We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.

ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the NASDAQ Global Market under the symbol “TZYM” on April 4, 2011. The following table details the high and low sales prices for the common stock as reported by The NASDAQ Global Market for the periods indicated.

	Price Range
Fiscal year ending December 31, 2011	High	Low
2nd Quarter (beginning April 2, 2011)	$5.70	$3.81
3rd Quarter	$4.81	$2.38
4th Quarter	$3.84	$2.40
Fiscal year ending December 31, 2012
1st Quarter	$5.64	$2.70
2nd Quarter	$3.98	$2.66
3rd Quarter	$5.16	$3.93
4th Quarter	$4.75	$0.54

On January 2, 2013, the Nasdaq Stock Market or 'NASDAQ' notified us that we no longer comply with NASDAQ Listing Rule 5450(a)(1), or the Minimum Bid Price Rule, as the bid price of the our common stock closed below the minimum $1.00 per share for the 30 consecutive business days prior to the date of the letter. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we will be provided an initial grace period of 180 days, or until July 1, 2013, to regain compliance with the Minimum Bid Price Rule. We may regain compliance with the Minimum Bid Price Rule if the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days at any time before July 1, 2013. The NASDAQ notification has no effect at this time on the listing of our common stock on the NASDAQ Global Market.
If we do not regain compliance with the Minimum Bid Price Rule by July 1, 2013, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a

NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible for an additional grace period of 180 days if it satisfies all of the requirements, other than the minimum bid price requirement, for listing on the NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505.
We intend to monitor the bid price of our common stock between now and July 1, 2013 and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Rule.
On March 27, 2013, the last trading day prior to March 28, 2013, the closing price for our common stock as reported by the NASDAQ Global Market was $0.53. We paid no cash dividends in 2012. We currently intend to retain all of our future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.
Comparative Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock for the twenty two month period ended December 31, 2012, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on April 4, 2011, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.
Holders of Record
As of March 21, 2013, there were approximately 41 holders of record of our common stock.
Dividends
We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future and any future indebtedness that we may incur could preclude us from paying dividends.
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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Comprehensive Income Data:
Revenue:
Licensing and royalty revenue	$5,247	$6,940	$6,094	$617	$357
Research revenue	3,200	3,227	2,444	111	—
Total revenue	8,447	10,167	8,538	728	357
Operating expenses:
Research and development	20,980	24,884	10,081	7,336	19,057
General and administrative	6,561	6,028	3,872	3,377	3,323
Total operating expenses	27,541	30,912	13,953	10,713	22,380
Operating loss	(19,094)	(20,745)	(5,415)	(9,985)	(22,023)
Interest expense, net	(2,377)	(1,589)	(1,493)	(1,503)	(279)
Other income (expense), net	(1,373)	126	(392)	314	486
Net loss	$(22,844)	$(22,208)	$(7,300)	$(11,174)	$(21,816)
Net loss per share—basic and diluted	$(0.90)	$(1.22)	$(52.08)	$(79.70)	$(155.62)
Shares used to compute net loss per share—basic and diluted	25,465,978	18,140,863	140,192	140,192	140,192

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,319	$40,930	$17,373	$14,373	$7,590
Working capital (deficit)	13,469	34,208	8,156	(9,361)	(1,103)
Total assets	17,528	44,711	21,594	16,050	9,459
Notes payable	—	10,972	12,805	5,242	6,261
Convertible shareholder notes payable	—	—	—	15,807	5,086
Accumulated deficit	(129,474)	(106,630)	(84,422)	(77,122)	(65,948)
Total stockholders' equity (deficit)	14,274	24,482	(5,939)	(17,441)	(6,124)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included below in this Annual Report on Form 10-K.
Overview

Tranzyme Pharma is a biopharmaceutical company focused on discovering, developing and commercializing novel, mechanism-based therapeutics. All of our product candidates have been discovered by our scientists using our proprietary chemistry technology platform, MATCH (Macrocyclic Template Chemistry), which enables us to construct synthetic libraries of drug-like, macrocyclic compounds in a predictable and efficient manner. We have first-in-class product candidates and a strong drug discovery platform, and have pursued a licensing strategy with collaborators whose capabilities complement our own.
In March 2012, following the receipt of the results of the two Phase 3 trials, both of which failed to meet their primary and secondary endpoints, we stopped development and regulatory activities for ulimorelin.

In December 2012, we stopped enrollment and further clinical development of our product candidate TZP-102, being evaluated in diabetic patients with gastroparesis, following the results of two trials, both of which failed to show superiority over placebo.
We were incorporated in Delaware on January 12, 1998. On December 17, 2003, we entered into a business combination with Neokimia Inc., a Quebec, Canada-based chemistry company which now operates under the name Tranzyme Pharma Inc., or Tranzyme Pharma. Tranzyme Pharma is a wholly-owned subsidiary and owns substantially all of our intellectual property and conducts our preclinical research.

We have devoted substantially all of our resources to our drug discovery efforts which consist of research and development activities, clinical trials for our product candidates, the general and administrative support of these operations and intellectual property protection and maintenance. To date, we have funded our operations principally through private placements of our common stock, preferred stock and convertible debt; bank and other lender financings; and through payments received under collaborative licensing arrangements with Norgine B.V., or Norgine, and Bristol-Myers Squibb Company, or BMS, raising an aggregate of approximately $140.0 million. In April 2011, we completed an initial public offering, or IPO, of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-170749) raising an aggregate of $51.4 million in net proceeds. In September 2012, we completed a follow-on offering of our common stock pursuant to a Registration Statement on Form S-3 (File No. 333-181215) raising an aggregate of $10.6 million in net proceeds.

We have incurred significant losses since our inception. As of December 31, 2012, our accumulated deficit was approximately $129.5 million. We expect to incur significant operating losses over the next several years as we continue to develop our pre-clinical product candidates, pursue other strategic opportunities and operating as a public company.

Strategic Partnerships

Norgine, B.V.  In June 2010, we entered into a license agreement with Norgine, a leading, GI-focused European specialty pharmaceutical company, to co-develop and commercialize ulimorelin in licensed territories that include Europe, Australia, New Zealand, Middle East, North Africa and South Africa. Under the terms of the agreement, we received a nonrefundable, upfront license fee of $8.0 million. The $8.0 million nonrefundable up-front payment was deferred and was being recognized on a straight-line basis over 31 months, through December 31, 2012, the estimated period of time over which our involvement in the collaboration was a substantive performance obligation. In addition, Norgine purchased 1,047,120 shares of our Series B convertible preferred stock for $1.91 per share, resulting in total net proceeds of approximately $2.0 million. Upon closing of our IPO in 2011, these shares converted into 149,588 shares of our common stock.

Under the agreement, Norgine shared the cost of our Phase 3 clinical trials and the cost of procuring clinical manufacturing supply for the trials. Each party was solely responsible for managing and covering the cost of regulatory filings in its own territories. In addition, each party was solely responsible for the cost of any special studies required for regulatory approval specific to its own territory. Costs for development services provided under the agreement are expensed as incurred. Reimbursement of expenses under this agreement are offset against costs as incurred.  We recognized a reduction in research and development expenses of $404,000 and $2.5 million as a result of payments received for cost-sharing activities under this agreement for the years ended December 2012 and 2011, respectively.

In 2012, following the receipt of the results of the two Phase 3 trials, both of which failed to meet their primary and secondary endpoints, we stopped development and regulatory activities for ulimorelin. On July 19, 2012, we received notice of termination of the license agreement with Norgine. The termination became effective on October 19, 2012. As a result of the termination agreement, all rights and licenses granted under the agreement by us to Norgine terminated and reverted to us as of the effective date of the termination. We incurred no termination penalties as result of the termination of the agreement.

Bristol-Myers Squibb Company.  In December 2009, we entered into a collaboration agreement with BMS to discover, develop and commercialize additional novel compounds discovered using our MATCH technology platform, other than our product candidates and internal programs, against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS was funding our early lead discovery efforts on these targets. BMS will be solely responsible for preclinical and clinical development of all product candidates arising from the collaboration and, if successful products are developed, for their commercialization globally. As part of the agreement, we received a $10.0 million nonrefundable upfront license fee. The $10.0 million nonrefundable upfront license fee was deferred and was being recognized on a straight-line basis over thirty months, the estimated initial research and collaboration period of the agreement. In September 2011, BMS extended the collaboration agreement for an additional six-month period and we changed the amortization period for the remaining unamortized upfront payment from 30 months to 36 months. In April 2012, BMS further extended the research collaboration for an additional three-month period through September 2012, and we further extended the amortization period for the remaining upfront payment from 36 months to 39 months, through March 31, 2013, the estimated period of time over which our involvement in the collaboration is a substantive performance obligation. In September 2012, BMS further extended the research collaboration for an additional three-month period through December 2012, and we further extended the amortization period for the remaining upfront payment from 39 months to 42 months, through June 30, 2013, the estimated period of time over which our involvement in the collaboration is a substantive performance obligation. As of December 31, 2012, we have not received any milestone or royalty payments, and we are not certain if and when we will be eligible for such payments in the future.

The agreement provided for up to $6.0 million in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. Up to $2.5 million in research funding was provided during the six-month extension period and $600,000 in funding was provided during the three-month extension period through September 30, 2012. Up to $375,000 in funding was provided during the three-month extension period through December 31, 2012. We recognized revenue for reimbursement of research costs under this agreement of $3.2 million for each of the years ended December 31, 2012 and 2011.
On Jan. 4, 2013, we announced the successful completion of our chemistry-based drug discovery collaboration with BMS. As a result of the joint research efforts, Tranzyme has transferred compounds to BMS for further development across multiple drug targets. As part of the collaboration agreement, we may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, we would receive graduated single-digit percentage royalties on sales of commercialized products.

Open Biosystems, Inc.  In October 2005, we entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain of our intellectual property unrelated to our product candidates and MATCH drug discovery technology. The agreement provides for royalty revenue on annual net sales at rates ranging from mid-single digits to 20 percent based on sales by licensed product category or, through 2010, minimum annual royalties if greater than earned, until the expiration date of the last-to-expire licensed patent or 12 years, whichever occurs last. We have recognized royalty revenue from this agreement of $262,000, and $211,000 for the years ended December 31, 2012, and 2011, respectively.

Financial Operations Overview

 Revenues

Our revenue consists primarily of licensing and royalty revenue as well as research revenue, which consists of fees for research services from license or collaboration agreements. The upfront licensing fees received pursuant to our license agreements are deferred and are being recognized in licensing and royalty revenue on a straight-line basis over a period which represents the estimated period of time over which our involvement in the collaboration represents a substantive performance obligation. These fees under our collaboration agreement with BMS are being recognized over a 42 month period, through June 2013, the estimated period of time over which our involvement in the collaboration is a substantive performance obligation. Upfront licensing fees under our license agreement with Norgine were recognized over 31 months. Revenue for research services provided under our collaboration agreement with BMS is recognized in research revenue as such services are performed. Royalty revenue from our agreement with Open Biosystems, Inc. is recognized in licensing and royalty revenue as applicable products are sold.

In the future, we may generate revenue from product sales, upfront licensing fees and milestone payments from collaborations, and royalties from the sale of products commercialized under licenses of our intellectual property. We do not expect to generate any significant revenue unless or until we commercialize our product candidates or reach milestones contained in our collaboration agreements. We expect that our revenue will fluctuate from quarter to quarter as a result of the timing and amount of licensing and milestone payments received, research and development reimbursements for collaborative agreements, and other payments received from partnerships. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue from product sales and milestones payments or royalties from product sales may adversely affect our results of operations and financial position.

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

The following table presents our research and development expenses for the periods indicated (in thousands):

	Years ended December 31,
	2012	2011	2010
ulimorelin	$4,314	$10,483	$1,407
TZP-102	9,453	6,866	4,408
Other research and development expenses	7,213	7,495	4,266
	$20,980	$24,844	$10,081

We expect to fund our research and development expenses from our current cash and cash equivalents, from cost-sharing reimbursement payments received from collaboration agreements, if any, and potentially, additional financing transactions or collaboration arrangements.

Operating losses may be incurred over the next several years as we commence the development and seek regulatory approval for our pre-clinical product candidates or other product candidates. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing our product candidates, including:

•	the progress, costs, results of and timing of future clinical trials of any of our pre-clinical product candidates;

•	the costs and timing of obtaining regulatory approval in the United States and abroad for our product candidates;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights globally;

•	the costs and timing of obtaining or maintaining manufacturing for our product candidates, including commercial manufacturing if any of our product candidates is approved;

•	the costs and timing of establishing sales and marketing capabilities in selected markets; and

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us.

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

We anticipate that our general and administrative expenses in 2013 will approximate 2012 general and administrative expenses primarily due to costs of operating as a public company including costs associated with evaluating strategic opportunities, regulatory compliance, corporate governance, insurance and consulting fees for our legal and accounting activities.

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
Revenue Recognition
Our revenues consist primarily of licensing and royalty revenue as well as research revenue, which consist of fees for research services from license or collaboration agreements. The terms of these collaboration agreements typically include payment to us of one or more of the following: non-refundable, upfront payments, payments and reimbursements of research and/or development efforts and activities, contingent milestone payments and royalties on product sales.
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
We calculate the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. We do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies, or guideline peer group, for which the historical information is available. We will continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield is based on our expectation that we will not pay dividends in the foreseeable future. We determine the average expected life of stock options according to the "simplified method" as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. We determine the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2012 and 2011 are set forth in Note 9 to our consolidated financial statements.
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
For the options granted during the years ended December 31, 2012 and 2011, the exercise price of stock options is equal to the closing market price of the underlying common stock on the grant date.

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

Revenues

The following table summarizes our revenues for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Licensing and royalties	$5,247	$6,940	$(1,693)	(24)%
Research revenue	3,200	3,227	(27)	(1)%
Total	$8,447	$10,167	$(1,720)	(17)%

Total revenues were $8.4 million for the year ended December 31, 2012 as compared to $10.2 million for the year ended December 31, 2011. The decrease in licensing and royalty revenues for the year ended December 31, 2012, was primarily due to an increase in the amortization period for our upfront licensing fee, pursuant to our collaboration with BMS from 36 months as of December 31, 2011 to 42 months as of December 31, 2012. Research revenue for the years ended December 31, 2012 and 2011, was primarily from reimbursable expenses for our collaboration agreement with BMS including personnel costs (FTEs) and laboratory supplies.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Research and development expenses	$20,980	$24,884	$(3,904)	(16)%

Research and development expenses were $21.0 million for the year ended December 31, 2012, a decrease of $3.9 million, as compared to $24.9 million for the year ended December 31, 2011. The 16% decrease in research and development expenses during the year ended December 31, 2012 was primarily due to a decrease expenses incurred for our Phase 3 clinical trials and registration campaign for ulimorelin offset by an increase and our Phase 2b clinical trial expenses for TZP-102. Costs related to ulimorelin activities resulted in a decrease in research and development expenses of approximately $6.2 million, including costs associated with the conduct of the clinical trials and manufacturing of drug substance and drug product in support of the registration effort.  Costs related to TZP-102 activities resulted in an increase clinical trial expenses of approximately $2.6 million for our two Phase 2b trials.  Other research and development costs decreased $300,000 primarily due to a decrease in other early stage discovery activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
General and administrative	$6,561	$6,028	$533	9%

General and administrative expenses were $6.5 million for the year ended December 31, 2012, an increase of $500,000, as compared to $6.0 million for the year ended December 30, 2011. The 9% increase in general and administrative expenses was due primarily to an increase in personnel related expenses including non-cash compensation for stock options and an increase in expenses related to our corporate governance activities including directors and officers insurance and fees.

Other Income (Expense), Net

The following table summarizes our other expense for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Interest expense, net	$(2,377)	$(1,589)	$788	50%
Other (expense) income	(1,373)	126	1,499	1,190%
Total	$(3,750)	$(1,463)	$2,287	156%

The increase in interest expense, net for the period was primarily due to an increase in interest expense for our notes payable.  The increase in other expense for the period was primarily due to a loss on extinguishment of debt for repayment of our term loan.

Comparison of the Years Ended December 31, 2011 and 2010

Revenues

The following table summarizes our revenues for the years ended December, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Licensing and royalties	$6,940	$6,094	$846	14%
Research revenue	3,227	2,444	783	32%
Total	$10,167	$8,538	$1,629	19%

Total revenues were $10.2 million for the year ended December 31, 2011 as compared to $8.5 million for the year ended December 31, 2010. The increase in licensing and royalty revenues for the year ended December 31, 2011 was primarily due to 12 months of amortization for the upfront licensing fee received in June 2010, pursuant to our collaboration agreement with Norgine, as compared to six months of amortization in 2010. The increase in research revenue was primarily due to an increase in reimbursable expenses for our collaboration agreement with BMS including personnel costs (FTEs) and laboratory supplies.

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

Other Income (Expense), Net

The following table summarizes our other expense for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Interest expense	$(1,589)	$(1,493)	$96	6%
Other income (expense)	126	(392)	(518)	(132)%
Total	$(1,463)	$(1,885)	$(422)	(22)%

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

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses since our inception and we anticipate that we will continue to incur losses for at least the next several years.  Historically, we have financed our operations primarily through private placements of common stock and convertible preferred stock, issuance of convertible promissory notes to our stockholders, upfront payments from strategic partnerships, bank, other lender financing and development grants from governmental authorities and our public offerings of common stock.  As of December 31, 2012, we had $15.3 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of December 31, 2012, our cash and cash equivalents funds are invested in money market funds which, are currently providing only a minimal return.

On April 6, 2011, we completed an initial public offering of our common stock pursuant to a Registration Statement that was declared effective on April 1, 2011.  We sold 13,500,000 shares of our common stock, at a price to the public of $4.00 per share yielding gross proceeds of $54.0 million. The underwriters had 30 days to exercise their option to purchase up to an additional 1,481,250 shares at the initial public offering price per share pursuant to an over-allotment option granted to the underwriters.  On April 29, 2011, the underwriters partially exercised their over-allotment option and purchased an additional 850,000 shares of our common stock resulting in additional gross proceeds of $3,400,000.

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

In connection with the filing of the Form S-3, on May 7, 2012, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell shares of our common stock with aggregate gross sales proceeds of up to $25,000,000, from time to time, through an “at the market” equity offering program, pursuant to which Cowen will act as sales agent. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We have not sold any shares pursuant to the Sales Agreement as of December 31, 2012.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented:

	Years Ended December 31,
	2012	2011	2010
Net cash used in operating activities	$(23,625)	$(26,704)	$(4,532)
Net cash used in investing activities	(79)	(198)	(767)
Net cash (used in) provided by financing activities	(1,894)	50,446	7,889
Effect of exchange rate changes on cash	(13)	13	410
Net (decrease) increase in cash and cash equivalents	$(25,611)	$23,557	$3,000

During the year ended December 31, 2012 and 2011, our operating activities used cash of $23.6 million and $26.7 million, respectively, primarily due to our net losses and changes in working capital, partially offset by non-cash charges including depreciation expense, share-based compensation expense and the amortization of deferred revenue from our licensing agreements. The increase in cash used in operations during the year ended December 31, 2011, as compared to the same period of 2010, was primarily due to Phase 3 clinical trial activities for ulimorelin and Phase 2b clinical trial activities for TZP-102.  Cash used in operations for the year ended December 31, 2010 included an $8.0 million upfront payment from Norgine offset by expenses for our operating activities and changes in working capital.

During the years ended December 31, 2012, 2011 and 2010, our investing activities used cash to purchase laboratory and other equipment to support our research and development activities.

The decrease in cash provided by financing activities included a decrease in cash of $26.0 million as a result of repayment of principal and interest on our term loans, offset by $13.4 million of new loan proceeds received, and a $10.6 million increase in cash from the offering of our common stock in September 2012. During the year ended December 31, 2011, financing activities provided cash of $50.4 million which was primarily related to proceeds received from our initial public offering, net of underwriting discounts and offering expenses, offset by principal payments on our notes payable. Cash provided by financing activities the year ended December 31, 2010 was primarily related to proceeds received from issuance of notes payable and the issuance of preferred stock to Norgine, offset by principal payments on our notes payable.

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

On January 31, 2012, we entered into an Amended and Restated Loan and Security Agreement with Horizon and Oxford. The amended and restated loan agreement amended and restated the terms of the September 2010 loan and security agreement in its entirety, and provided us with approximately $9.3 million of additional net loan proceeds. We used a portion of the approximately $13.4 million of new proceeds received at the closing of the amended and restated loan agreement to repay approximately $4.1 million of outstanding principal under the September 2010 loan agreement. Under the amended and restated loan agreement, we were to make interest-only payments through February 1, 2013, and then 30 monthly principal and interest payments to fully amortize the loan. The annual interest rate under the amended and restated agreement was fixed at 10.0%, contained customary default and acceleration provisions and was secured by our assets, excluding intellectual property. In addition, approximately $6.6 million of the 2010 notes were reamortized to follow the same interest-only period followed by the same 30 monthly principal and interest payments as the new loan. Upon payment of the final monthly installment of the loan, or the remaining balance in the case of a prepayment, we would pay an end-of-term fee of $1.0 million.

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

On December 4, 2012, we repaid all principal and interest under the 2012 notes and made aggregate final payments including principal and interest of approximately $21.0 million to the lenders.

 Capital Resources and Funding Requirements

We expect to continue to incur substantial operating losses in the future and that our operating expenses will fluctuate as we continue to develop our pre-clinical product candidates, pursue other strategic opportunities and operating as a public company. We will require substantial amounts of capital in the future for preclinical development, clinical trials and regulatory and commercialization activities for our product candidates.

Our IPO was effected through a Registration Statement on Form S-1 (File No. 333-170749) that was declared effective by the SEC on April 1, 2011, which registered an aggregate of 13,500,000 shares of our common stock at an aggregate gross offering price to the public of $54,000,000. All of the 13,500,000 shares of common stock registered under the Registration Statement were sold at a price to the public of $4.00 per share. The offering closed on April 6, 2011.  The underwriters partially exercised their over-allotment option on April 29, 2011, and purchased an additional 850,000 shares of our common stock resulting in additional aggregate gross proceeds of $3,400,000.

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

On May 7, 2012, we filed a Registration Statement on Form S-3 (File No. 333-181215) with the SEC for the registration of up to $100.0 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 was declared effective on May 29, 2012 and affords us additional financial flexibility. On September 18, 2012, we sold 2,597,402 shares of our common stock, at $3.85 per share. In addition, the underwriters had 30 days to exercise their option to purchase up to an additional 389,610 shares at a price per share of $3.85 pursuant to an over-allotment option granted to the underwriters. The underwriters fully exercised their over-allotment option concurrently with the initial closing of the offering on September 19, 2012. The follow-on offering resulted in our receipt of approximately $10.6 million, net of underwriting fees and commissions.

We believe that our existing cash and cash equivalents, together with the net proceeds received from our offerings of our common stock, will be sufficient to fund our anticipated operating requirements into the first quarter of 2014. We have based this estimate on assumptions that may prove to be wrong resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, including our ability to enter into collaborations with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

•	the costs and timing involved in evaluating strategic opportunities for our company;

•	the outcome of our strategic transaction process and and whether we are able to consummate a successful transaction;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the number and characteristics of product candidates that we pursue;

•	the timing and amount of payments received under new or existing strategic collaboration agreements, if any, including upfront payments, milestone payments and royalties;

•	the amount of cost sharing under new or existing strategic collaboration agreements, if any; and

•	our ability to hire qualified employees at salary levels consistent with our estimates to support our growth and development.

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

Contractual Commitments and Obligations
The following table reflects a summary of our future contractual obligations as of December 31, 2012. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements. Future events could cause actual payments to differ from these amounts.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 5 years
Operating lease obligations	576,000	400,000	176,000	—
Total	$576,000	$400,000	$176,000	$—

The commitments under our operating leases shown above consist primarily of lease payments for our Durham, North Carolina, corporate headquarters and our Sherbrooke, Quebec, Canada subsidiary location.

Recent Accounting Pronouncements

Presentation of Comprehensive Income
In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The adoption of the new accounting rules in the first quarter of 2012 did not have a material effect on our financial condition, results of operations or cash flows.
In December 2011, the FASB issued new accounting rules which deferred certain provisions of the rules issued in June 2011 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.
In February 2013, the FASB issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules will be effective for us in the first quarter of 2013. We do not expect the adoption of the new accounting rules to have a material effect on our financial condition, results of operations or cash flows.
Disclosures About Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board issued new accounting rules related to new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new rules are effective for us in the first quarter of 2014 with retrospective application required. We do not expect the adoption of the new accounting rules to have a material effect on our financial condition, results of operations or cash flows.

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We incur a substantial amount of our research and development expenses through our Canadian subsidiary. In addition, we have historically contracted with third-party providers to manufacture product and to conduct clinical trials and perform other research and development activities in Europe. Accordingly, we are exposed to fluctuations in foreign currency exchange rates in connection with the liabilities incurred by us in these relationships. We do not currently hedge our exposures to foreign currency fluctuations.

Market Risk

Our cash and cash equivalents as of December 31, 2012, consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

Interest Risk

Since the repayment of our term loan in December 2012, we are no longer exposed to market risk from changes in interest rates as it relates to these interest-bearing obligations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tranzyme, Inc.

We have audited the accompanying consolidated balance sheets of Tranzyme, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tranzyme, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that Tranzyme, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 28, 2013

Tranzyme, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$15,319	$40,930
Accounts receivable, net	152	656
Investment tax credits receivable	746	838
Prepaid expenses and other assets	369	1,116
Total current assets	16,586	43,540
Furniture, fixtures and equipment, net	942	1,171
Total assets	$17,528	$44,711
Liabilities and stockholders equity
Current liabilities:
Accounts payable	1,678	1,971
Accrued liabilities	840	1,549
Deferred revenue	599	5,574
Current portion of notes payable	—	238
Total current liabilities	3,117	9,332
Notes payable, less current portion	—	10,734
Other long-term liabilities	137	163
Total liabilities	3,254	20,229
Stockholders' equity:
Preferred Stock, $.00001 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2012; no shares authorized, issued or outstanding at December 31, 2011	—	—
Common Stock, $.00001 par value; 100,000,000 shares authorized and 27,600,437 shares issued and outstanding at December 31, 2012; 100,000,000 shares authorized and 24,597,845 shares issued and outstanding at December 31, 2011	—	—
Additional paid-in capital	144,413	131,795
Accumulated other comprehensive loss	(665)	(683)
Accumulated deficit	(129,474)	(106,630)
Total stockholders’ equity	14,274	24,482
Total liabilities and stockholders’ equity	$17,528	$44,711

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Licensing and royalty revenue	$5,247	$6,940	$6,094
Research revenue	3,200	3,227	2,444
Total revenue	8,447	10,167	8,538
Operating expenses:
Research and development	20,980	24,884	10,081
General and administrative	6,561	6,028	3,872
Total operating expenses	27,541	30,912	13,953
Operating loss	(19,094)	(20,745)	(5,415)
Interest expense, net	(2,377)	(1,589)	(1,493)
Other income (expense), net	(1,373)	126	(392)
Net loss	$(22,844)	$(22,208)	$(7,300)
Net loss per share—basic and diluted	$(0.90)	$(1.22)	$(52.08)
Shares used to compute net loss per share—basic and diluted	25,465,978	18,140,863	140,192

Other comprehensive income (loss):
Net loss	$(22,844)	$(22,208)	$(7,300)
Foreign currency translation adjustment	$18	$(15)	$429
Comprehensive income (loss)	$(22,826)	$(22,223)	$(6,871)

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands, except shares)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance at December 31, 2009	52,000,000	—	279,052	—	60,778	(1,097)	(77,122)	(17,441)
Issuance of Series A convertible preferred stock upon conversion of convertible debt	13,884,004	1	—	—	13,884	—	—	13,885
Issuance of Series A-1 convertible preferred stock and Class A preferred shares of Tranzyme Pharma Inc. upon conversion of convertible debt	2,577,660	—	—	—	2,578	—	—	2,578
Issuance of Series B convertible preferred stock, net of stock issuance costs of $28	1,047,120	—	—	—	1,595	—	—	1,595
Share-based compensation expense	—	—	—	—	315	—	—	315
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(7,300)	(7,300)
Foreign currency translation adjustment	—	—	—	—	—	429	—	429
Balance at December 31, 2010	69,508,784	1	279,052	—	79,150	(668)	(84,422)	(5,939)
Share-based compensation expense	—	—	—	—	1,105	—	—	1,105
Conversion of preferred stock to common stock in initial public offering	(69,508,784)	(1)	(279,052)	—	—	—	—	(1)
Issuance of common stock in initial public offering	—	—	24,558,845	—	51,464	—	—	51,464
Issuance of common stock upon exercise of stock options for cash	—	—	39,000	—	76	—	—	76
Comprehensive loss:
Net loss	—	—	—	—	—	—	(22,208)	(22,208)
Foreign currency translation adjustment	—	—	—	—	—	(15)	—	(15)
Balance at December 31, 2011	—	$—	24,597,845	$—	$131,795	$(683)	$(106,630)	$24,482
Share-based compensation expense	—	—	—	—	1,456	—	—	1,456
Issuance of common stock upon exercise of options for cash	—	—	15,580	—	49	—	—	49
Issuance of warrants with term loan	—	—	—	—	528	—	—	528
Issuance of common stock in direct offering	—	—	2,987,012	—	10,585	—	—	10,585
Comprehensive loss:
Net loss	—	—	—	—	—	—	(22,844)	(22,844)
Foreign currency translation adjustment	—	—	—	—	—	18	—	18
Balance at December 31, 2012	—	$—	27,600,437	$—	$144,413	$(665)	$(129,474)	$14,274

Tranzyme, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(22,844)	$(22,208)	$(7,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	332	308	265
Loss on disposal of fixed assets	—	1	—
Share-based compensation expense	1,456	1,105	315
Non-cash interest expense	713	251	787
Loss on early extinguishment of debt	1,379	—	333
Fair value adjustment - warrant liability	—	(195)	17
Changes in operating assets and liabilities:
Accounts receivable and investment tax credits	613	(142)	(746)
Prepaid expenses and other assets	710	(756)	(167)
Accounts payable	(296)	1,169	(166)
Accrued liabilities	(713)	482	(454)
Deferred revenue	(4,975)	(6,719)	2,584
Net cash used in operating activities	(23,625)	(26,704)	(4,532)

Investing activities:
Purchases of furniture, fixtures, and equipment	(79)	(198)	(767)
Net cash used in investing activities	(79)	(198)	(767)

Financing activities:
Proceeds from issuance of notes payable	13,434	—	13,000
Repayment of notes payable	(25,962)	(2,085)	(5,638)
Initial public offering costs	—	(927)	(1,068)
Proceeds from the exercise of common stock options	49	76	—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	1,595
Proceeds from issuance of common stock, net of underwriting discounts	10,585	53,382	—
Net cash (used in) provided by financing activities	(1,894)	50,446	7,889
Effect of exchange rate changes on cash	(13)	13	410
Net (decrease) increase in cash and cash equivalents	(25,611)	23,557	3,000
Cash and cash equivalents at beginning of period	40,930	17,373	14,373
Cash and cash equivalents at end of period	$15,319	$40,930	$17,373
Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$1	$—
Reclassification of warrant liability to additional paid-in capital	$—	$76	$—
Deferred initial public offering costs incurred in 2010 and reclassified to equity	$—	$1,068	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,667	$1,362	$686

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

Tranzyme Pharma is a biopharmaceutical company focused on discovering, developing and commercializing novel, mechanism-based therapeutics. All of the Company's product candidates have been discovered by our scientists using our proprietary chemistry technology platform, MATCH (Macrocyclic Template Chemistry), which enables us to construct synthetic libraries of drug-like, macrocyclic compounds in a predictable and efficient manner.
In March 2012, following receipt of the results of two Phase 3 trials, both of which failed to meet their primary and secondary endpoints, the Company stopped development and regulatory activities for ulimorelin.
In December 2012, the Company stopped enrollment and further clinical development of it's lead-product candidate TZP-102, being evaluated in diabetic patients with gastroparesis, following the results of two Phase 2b trials, both of which failed to show superiority over placebo.
The Company's pipeline consists of two pre-clinical product candidates, a motilin antagonist, TZP-201, for the treatment of various forms of moderate-to-severe diarrhea, and a ghrelin antagonist, TZP-301, for the treatment of metabolic diseases. The Company continues to evaluate these compounds for additional research and development.
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

The Company’s operations since inception have consisted primarily of organizing the Company, conducting research and development including clinical trials and securing financing. In 2009, the Company entered into its first revenue‑generating collaboration agreement consistent with the Company’s business objectives and emerged from the development stage. As of December 31, 2012, the Company has incurred losses since inception of $129.5 million. The Company expects to continue to incur losses and require additional financial resources to advance its preclinical product candidates into clinical development or to a liquidity event.

Going Concern
The Company's financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since its inception, expects to incur additional costs and requires additional capital to continue as a going concern. As a result, the Company will require additional funds and will continue to seek private or public equity, debt financing, research funding and revenue or expense sharing from collaborative agreements to meet its capital requirements. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when conditions are favorable. If such funds are not available, management may need to reassess its business plans. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. As a result, there exists substantial doubt about the Company's ability to continue as a going concern. The 2012 financial statements do not include any adjustments to reflect the possible future effects

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Initial Public Offering

 On April 6, 2011, the Company completed its initial public offering of common stock (the “IPO”) pursuant to a registration statement that was declared effective on April 1, 2011. The Company sold 13,500,000 shares of its common stock, at a price of $4.00 per share for aggregate gross proceeds of $54.0 million. The underwriters had 30 days to exercise their option to purchase up to an additional 1,481,250 shares at the initial public offering price per share pursuant to an over-allotment option granted to the underwriters.  The underwriters partially exercised their over-allotment option on April 29, 2011 and purchased an additional 850,000 shares of the Company's common stock for aggregate gross proceeds of $3.4 million

As a result of the IPO, the Company raised a total of $51.4 million in net proceeds after deducting underwriting discounts and commissions of $4.0 million and offering expenses of approximately $2.0 million. Costs directly associated with the IPO were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital.

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
Accounts Receivable
The Company utilizes an allowance for doubtful accounts for its potentially uncollectible trade receivables based on historical experience with collection of such receivables. The Company evaluates collectability of receivables on an ongoing basis. At December 31, 2012 and 2011, the Company determined that a reserve for uncollectible accounts was not required.

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Tax Credits Receivable

The Company participates in government assistance programs in Quebec, Canada that provide refundable investment tax credits for certain research and development expenditures. The receivable represents management’s estimate of amounts expected to be recovered and is subject to adjustment based upon audit by Quebec, Canada taxation authorities. The Company reported investment tax credits receivable using the flow-through method of $746,000 and $838,000 as of December 31, 2012 and December 31, 2011, respectively.

Deferred Offering Costs

Deferred public offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of the Company’s common stock. Costs related to the IPO activities were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds. Upon closing of the IPO in 2011, approximately $2.0 million of offering costs were recorded as a reduction of the proceeds received.

Warrant Liability
 Certain warrants to purchase the Company’s capital stock had historically been classified as liabilities and were recorded at estimated fair value. At each reporting period, any change in fair value of the freestanding warrants was recorded as other (expense) income. The preferred stock warrant liability was reclassified to additional paid in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock upon completion of the IPO in 2011.

Furniture, Fixtures, and Equipment
Furniture, fixtures and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives, which range from five to seven years. Leasehold improvements are amortized over the remaining life of the lease or the estimated life of the asset, whichever is less. The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that any of these assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company's current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through December 31, 2012.
Deferred Rent
The Company recognizes rent expense on a straight-line basis over the non-cancelable term of its operating lease and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. The Company also records landlord-funded lease incentives, such as reimbursable leasehold improvements, as a deferred rent liability, which is amortized as a reduction of rent expense over the non-cancelable term of its operating lease. The Company’s deferred rent liability as of December 31, 2012 was approximately $21,000.

Foreign Currency Translation
The Company's consolidated financial statements are presented in U.S. dollars. The financial statements of the Company's subsidiary are re-measured from the local currency to U.S. dollars, as follows: monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary items at exchange rates in effect when the assets were acquired or non-monetary liabilities incurred. Revenue and expenses are translated at the average exchange rates prevailing during the period of the transaction. The gains and losses resulting from the translation of foreign currency financial statements into U.S. dollars are reported in accumulated other comprehensive income (loss) and are presented in the consolidated statements of comprehensive income and statements of stockholders' deficit.

Revenue Recognition

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s strategic collaboration agreements may also contain non-refundable payments. Revenue for non-refundable payments based on the achievement of collaboration milestones is recognized in accordance with ASC 605, Subtopic 28, Milestone Method, or ASC 605-28. Under ASC 605-28, a milestone payment is recognized as revenue when the applicable event is achieved if the event meets the definition of a milestone and the milestone is determined to be substantive. ASC 605-28 defines a milestone event as an event having all of the following characteristics: (1) there is substantive uncertainty regarding achievement of the milestone event at the inception of the arrangement; (2) the event can only be achieved based, in whole or in part, on either the Company's performance or a specific outcome resulting from the Company's performance; and (3) if achieved, the event would result in additional payment due to the Company. A milestone is considered substantive if it meets all of the following criteria: (1) the payment is commensurate with either the Company's performance to achieve the milestone or with the enhancement of the value of the delivered item; (2) the payment relates solely to past performance; and (3) the payment is reasonable relative to all of the deliverables and payment terms within the arrangement. If any of these conditions is not met, the milestone payment is deferred and recognized on a straight-line basis over a period determined as discussed above.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities including non-cash share-based compensation, costs for third-party contractors to perform research, costs to conduct clinical trials and prepare drug materials, research supplies and facilities costs. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, patient enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Patent Costs
Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain.

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

Fair Value

The Company’s financial instruments as of December 31, 2012 and 2011, consist principally of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of such instruments. The carrying amounts of borrowings under the Company’s debt facilities approximated their fair values as of December 31, 2011, based on the determination that the stated rates on such debt are consistent with current interest rates for similar borrowing arrangements available to the Company.

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

As of December 31, 2010, the carrying amounts of the Company's warrant liability was revalued and adjusted using the Black-Scholes valuation model at the end of each reporting period to reflect the fair value. The Company measured its warrant liability using significant unobservable prices that were based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of $271,000.   Upon the closing of the IPO, the liability was reclassified to stockholders’ equity at its then fair value of $76,000, as the warrants to purchase preferred stock converted into warrants to purchase common stock.

Net Loss per Share

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table sets forth the computation of basic and diluted net loss per share in thousands, except share and per share data:

	Year Ended December 31,
	2012	2011	2010
Historical
Numerator:
Net loss	$(22,844)	$(22,208)	$(7,300)
Denominator:
Weighted average common shares outstanding	25,465,978	18,140,863	140,192
Net loss per share—basic and diluted	$(0.90)	$(1.22)	$(52.08)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Year Ended December 31,
	2012	2011	2010
Series A convertible preferred stock	—	1,897,684	5,813,139
Series B convertible preferred stock	—	38,933	79,507
Convertible debt	—	—	1,717,635
Common exchangeable shares	—	36,135	138,860
Preferred exchangeable shares	—	647,807	2,214,590
Common stock options	2,679,948	1,722,256	750,980
Capital stock warrants	217,549	67,462	38,481

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

Other Comprehensive Income

In June 2011, the FASB issued new accounting rules that require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of equity. The adoption of the new accounting rules in the first quarter of 2012 did not have a material effect on the Company’s financial condition, results of operations or cash flows.
In December 2011, the FASB issued new accounting rules which deferred certain provisions of the rules issued in June 2011 that required entities to present reclassification adjustments out of accumulated other comprehensive income by

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.
In February 2013, the FASB issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules will be effective for the Company in the first quarter of 2013. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition, results of operations or cash flows.
Disclosures About Offsetting Assets and Liabilities
In December 2011, the FASB issued new accounting rules related to new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new rules are effective for the Company in the first quarter of 2014 with retrospective application required. The Company does not expect the adoption of the new accounting rules to have a material effect on Company’s financial condition, results of operations or cash flows.

3. Strategic Collaboration and License Agreements

Norgine B.V.

In June 2010, the Company entered into a collaboration agreement with Norgine B.V. ("Norgine") to develop and commercialize the Company’s product candidate, ulimorelin, in a licensed territory that included Europe, Australia, New Zealand, Middle East, North Africa and South Africa. Under the terms of the agreement, the Company received a nonrefundable, upfront payment of $8.0 million. The licensing fee was deferred and was being amortized on a straight-line basis over a period of 31 months, through December 31, 2012, which represented the estimated period of time over which the Company’s involvement in the core development phase of the collaboration is a substantive performance obligation.

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

The Company recognized $3.3 million, $3.3 million and $1.8 million of the upfront fee as licensing revenue including the amortization of stock premium, for the years ended December 31, 2012, 2011 and 2010, respectively.

The agreement also provided for a co-managed product development campaign, and contained cost-sharing provisions whereby the companies shared certain costs related to manufacturing and development performed by third parties including reimbursement from Norgine for certain raw material costs incurred prior to the effective date of the agreement. Costs for development services provided under the agreement were expensed as incurred. The Company recognized a reduction in research and development expenses of $404,000, $2.5 million and $361,000 as a result of reimbursement for cost-sharing activities under this agreement for the years ended December 31, 2012, 2011 and 2010, respectively.

On July 19, 2012, the Company received notice of termination of its collaboration and license agreement with Norgine which became effective on October 19, 2012. All rights and licenses granted under the agreement by the Company to Norgine terminated and reverted to the Company as of the effective date of the termination and the Company incurred no termination penalties. As of December 31, 2012 all deferred revenue recognized under the agreement had been fully amortized.

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bristol-Myers Squibb Company

     In December 2009, the Company entered into a two-year collaboration agreement with Bristol-Myers Squibb Company ("BMS") to discover, develop and commercialize novel macrocyclic compounds, other than the Company’s product candidates and internal programs, directed against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS funded the Company’s lead discovery efforts on these targets and is primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all products arising from the collaboration and for their commercialization globally. In connection with the agreement, the Company received an upfront license fee of $10.0 million and the Company may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, the Company would receive graduated single-digit percentage royalties and sales milestone payments on annual net sales of commercial products. The upfront licensing fee was deferred and was initially being amortized on a straight-line basis over a period of 30 months, which represented the estimated period of time over which the Company’s involvement in the collaboration is a substantive performance obligation or deliverable. The research program term was to expire in December 2011; however, in September 2011, the research collaboration was extended by BMS for a six-month period through June 2012. As a result of the extension, the Company reassessed the period of time over which the Company's involvement in the collaboration represents a substantive performance obligation or deliverable and changed the amortization period for the remaining deferred upfront licensing fee from 30 months to 36 months. In April 2012, the research collaboration was further extended by BMS for a three-month period through September 2012 and the Company changed the amortization period for the remaining deferred upfront licensing fee from 36 months to 39 months. In September 2012, the research collaboration was further extended by BMS for a three-month period through December 2012 and the Company changed the amortization period for the remaining deferred upfront licensing fee from 39 months to 42 months.

The agreement provided for up to $6.0 million in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. BMS provided $2.5 million in research funding during the six-month extension period ending June 30, 2012 and provided $600,000 in funding during the three-month extension period ending September 30, 2012. BMS provided an additional $375,000 in funding for the three-month extension period ending December 31, 2012. Revenue for development services provided under the agreement is recognized as earned where the Company acts as principal in the transaction.

The following is the Company's revenue for the BMS collaboration for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Licensing revenue	$1,683	$3,427	$4,000
Research revenue	3,200	3,227	2,444
Total	$4,883	$6,654	$6,444

Open Biosystems, Inc.

In October 2005, the Company entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain intellectual property unrelated to the Company’s product candidates and Macrocyclic Template Chemistry (MATCH) drug discovery technology, as specified in the agreement. The Company earns royalties on annual net sales at rates that vary by licensed product category as defined in the agreement or, through 2010, minimum annual royalties, if greater than earned royalties, until the expiration date of the last-to-expire licensed patent or twelve years, whichever occurs last. Royalty revenue recognized from the licensing agreement was $262,000, $211,000 and $300,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

4. Furniture, Fixtures and Equipment

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is the Company's furniture, fixtures and equipment including the effect of foreign currency translation for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011
Furniture and office equipment	$359	$339
Research equipment	2,073	1,975
Leasehold improvements	22	22
	2,454	2,336
Less: accumulated depreciation	(1,512)	(1,165)
Furniture, fixture and equipment, net	$942	$1,171

Depreciation and amortization expense relating to property and equipment, including leasehold improvements, for the years ended December 31, 2012, 2011 and 2010 was $332,000, $308,000, and $265,000, respectively.

5. Accrued Liabilities
The following are the Company's accrued liabilities for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011
Research and development expenses	$706	$1,118
General and administrative	95	331
Other	39	100
Total accrued liabilities	$840	$1,549

6. Notes Payable and Other Liabilities

2008 Notes Payable

In December 2008, the Company entered into a loan and security agreement (the "2008 Notes") with two lenders, including the holder of promissory notes issued by the Company in 2006, for a total commitment of $6.3 million. The 2008 Notes carried an interest rate equal to 12.09% per annum, were repayable in monthly installments and were to mature on December 1, 2011. Borrowings were collateralized by all of the assets of the Company excluding intellectual property.

In connection with the 2008 Notes, the Company issued warrants to purchase shares of preferred stock with an aggregate purchase price of $200,000. The warrants were exercisable for Series A Convertible Preferred stock at a price per share of $1.00. The warrants were recorded as a debt discount at estimated fair value of $87,000, which were being amortized as a component of interest expense over the remaining life of the loan. The warrants are exercisable for seven years from the date of issuance and expire on December 3, 2015. The warrants include an automatic conversion feature upon expiration.  Upon the closing of the IPO, the warrants became exercisable for shares of common stock at a price per share of $7.00.

The Company recorded total interest expense related to the 2008 Notes of $467,000 during the year ended December 31, 2010.  No interest expense related to the 2008 Notes was recorded during the year ended December 31, 2011 or 2012.

2010 Notes Payable

In September 2010, the Company entered into a loan and security agreement with two lenders for a total commitment $13.0 million (the "2010 Notes") and the Company repaid the outstanding principal and interest of $3.4 million on the 2008 Notes. The 2010 Notes bore interest at 10.75% per annum and were set to mature on January 1, 2014. The 2010 Notes were payable initially in nine installments of interest only followed by thirty installments of principal plus interest. Principal payments on the 2010 Notes commenced in August 2011.

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

2012 Notes Payable
On January 31, 2012, the Company entered into an Amended and Restated Loan and Security Agreement (the "2012 Notes") with the holders of the 2010 Notes whereby the lenders provided the Company with approximately $13.4 million of new proceeds, of which $4.1 million was used to repay a portion of the outstanding principal on the 2010 Notes. The interest rate on all of the outstanding notes was reset to 10.0% per annum. The agreement provided for interest only payments through February 1, 2013, and then 30 monthly principal and interest payments through August 1, 2015, to fully amortize the loan. In addition, the approximately $6.6 million of 2010 Notes that were reissued under the 2012 Notes were reamortized to follow the same interest-only period followed by the same 30 monthly principal and interest payments.
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
On December 4, 2012, the Company repaid all principal and interest under the 2012 Notes and made aggregate final payments including principal and interest of approximately $21.0 million to the lenders. The Company determined that the early prepayment of the 2012 Notes resulted an extinguishment of debt instruments resulting in a $1.4 million loss on extinguishment of debt reflected in other expense for the year ended December 31, 2012.
The Company recognized $2.4 million in interest expense, including the amortization of the warrants, for the year ended December 31, 2012.

Other Liabilities
During 1999, the Minister of Canada Economic Development agreed to fund CDN$450,000 for certain research and development efforts. The amount is to be repaid in annual installments based on certain fiscal year revenue calculations, as defined in the agreement up to a maximum of 135% of the loan, or CDN$607,500. For the year ended December 31, 2012 and 2011, the Company recorded CDN$38,000 and CDN$39,000, respectively, as a current liability representing amounts due under the agreement as a result of revenue proceeds received from licensing activity. The remaining long-term liability recorded under this agreement as of December 31, 2012, and 2011 totaled CDN$115,000 and CDN$154,000, respectively.

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

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company recorded interest expense for the Shareholders Notes of $721,000 for the year ended December 31, 2010.

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

In connection with the 2010 Notes (see Note 6), the Company issued warrants to purchase an aggregate of $520,000 in capital stock of the Company, which were contingently exercisable for a class and series of shares as determined by future events as specified in the agreement. The warrants were valued under the level 3 hierarchy in accordance with ASC 820 as there are significant unobservable inputs. The fair value of the warrants was determined using a probability weighted valuation model. Values were determined for the warrants based on assumptions for each liquidity scenario using a Black-Scholes pricing model and other methods. These values were discounted back to October 1, 2010, the issuance date, while applying estimated probabilities to each scenario and associated value on a weighted average basis. These scenarios included a potential initial public offering or potential acquisition at different times throughout 2011 and 2012. Accordingly, the Company determined the initial fair value of the warrants to be $254,000, which was recorded as a convertible preferred stock warrant liability and related debt discount. In April 2011, the warrants became exercisable for shares of common stock upon closing of the Company's initial public offering and the liability was reclassified to stockholders’ equity at its then fair value of $76,000.

In connection with the 2012 Notes (see Note 6), the Company issued warrants to purchase an aggregate of 163,488 shares of the Company's common stock at an exercise price of $3.67 per share. The Company determined the fair value of the warrants to be $527,000 using the Black-Scholes pricing model and recorded the warrants as a debt discount to be amortized as interest expense over the term of the 2012 Notes using the effective interest rate method.

As of December 31, 2012, the following warrants to purchase common stock were outstanding:

Issuance Date	Shares	Exercise Price	Expiration
12/3/2008	28,570	$7.00	12/3/2015
9/30/2010	38,892	$13.37	4/6/2016
1/31/2012	163,488	$3.67	1/31/2022
Total warrants outstanding	230,950

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shares Reserved for Future Issuance

The Company has reserved shares of its Common stock for future issuance as of December 31, 2012 as follows:

December 31, 2012
Stock options outstanding	2,962,077
Shares available for grant under stock option plans	611,288
Outstanding warrants	230,950
Total shares reserved for future issuance	3,804,315

9. Share-based Compensation

During 2001, the Company adopted two equity compensation plans, the Tranzyme 2001 Employee Stock Option Plan and the 2001 Nonemployee Stock Option Plan (the "2001 Plans"), which authorized up to 1,000,000 and 445,000 shares of common stock, respectively, for granting both incentive and nonqualified stock options to employees, directors, consultants and other individuals set forth in the 2001 Plans. The exercise price and vesting period of the options issued under the plans were determined by the Company’s Board of Directors on the date of grant.

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

The following summarizes shares outstanding, exercisable and available for grant under each equity compensation plan as of December 31, 2012:

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares Outstanding	Shares Exercisable	Weighted Average Exercise Price of Shares Outstanding
2001 Stock Option Plans	1,269	1,269	$11.34
2003 Equity Incentive Plan	589,276	584,901	3.35
2004 Stock Option Plan	50,157	50,157	5.95
2011 Stock Option Plan	2,321,375	727,223	3.77
Total Shares outstanding	2,962,077	1,363,550	$3.73
Total share issued upon exercise of options	(54,580)
Total Shares authorized	3,627,945
Total Shares available for grant	611,288

The Company issued 15,580 shares of common stock upon the exercise of stock options at a weighted exercise price of $3.15 for cash proceeds of approximately $49,000 during the year ended December 31. 2012. The intrinsic value of options exercised during the year ended December 31, 2012 was $24,000.

During the year ended December 31, 2012, the Company's Board of Directors authorized and granted common stock options from the 2011 Plan to employees and directors of the Company as follows:

Date	Shares	Exercise price	Weighted Average Fair Value
February 23, 2012	50,000	$4.98	$3.42
April 19, 2012	200,000	$3.09	$2.07
August 7, 2012	537,832	$4.24	$2.76
October 18, 2012	11,000	$4.57	$3.00
Total	798,832	$4.00	$2.63

The following table summarizes information about the Company's stock options activity for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (years)
Options Outstanding at December 31, 2011	2,481,612	$3.66
Granted	798,832	$4.00
Exercised	(15,580)	$3.15
Forfeited or expired	(302,787)	$3.98
Options Outstanding at December 31, 2012	2,962,077	$3.73	7.74

Options Exercisable on December 31, 2012	1,363,550	$3.69	6.35

The exercise price of stock options is equal to the closing market price of the underlying common stock on the grant date. The weighted-average assumptions used in the Black-Scholes valuation model for equity awards granted for the years ended December 31, 2012, 2011 and 2010 are shown in the table below.

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2012	2011	2010
Expected volatility	75.2%	77.4%	77.5%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.50 to 6.25	5.50 to 6.25	6.25
Risk-free interest rate	1.12%	2.20%	1.85%

The Company determined the options’ life based upon the use of the simplified method.  As a newly public company, sufficient history to estimate the volatility and dividend yield of our common stock is not available.  The Company uses the historical volatility of a pool of comparable companies as a basis for the expected volatility assumption and dividend yield.  The Company intends to continue to consistently apply this process using the comparable companies until sufficient amount of historical information becomes available. The risk free interest rate is based upon the yield of an applicable Treasury instrument. The Company adjusts forfeiture rates to actual at the end of each quarter based upon actual forfeitures incurred. The weighted average fair value of options issued for the years ended December 31, 2012, 2011 and 2010 was $2.63, $2.54 and $6.09, respectively. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $1.7 million, $544,000, and $322,000, respectively.

The aggregate intrinsic value of options outstanding as of December 31, 2012 represents the pretax value (the Company's closing market price of $0.54 per share on December 31, 2012, less the exercise price per share, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. As of December 31, 2012, there were no outstanding in-the-money options.

As of December 31, 2012, there was $3.6 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.

The Company recognized non-cash share-based compensation expense to employees and directors in its research and development and selling, general and administrative functions as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Research and development	$385	$176	$118
General and administrative	1,071	929	197
Total	$1,456	$1,105	$315

10.  Income Taxes
For financial reporting purposes, net loss includes the following components:

	Year Ended December 31,
	2012	2011	2010
United States	$(773)	$(312)	$(1,069)
Foreign	(22,071)	(21,896)	(6,231)
Total	$(22,844)	$(22,208)	$(7,300)

No provision for federal or state income taxes has been recorded, as the Company has incurred cumulative net operating losses since inception. A reconciliation of the Federal statutory tax rate of 35% to the Company's effective income tax rate is as follows:

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
State taxes	—%	(0.1)%	1.9%
Foreign rate differential	(6.8)%	(7.2)%	(2.8)%
Tax credits and other	7.3%	14.0%	35.2%
Change in valuation allowance	(35.5)%	(41.7)%	(69.3)%
Tax expense	—%	—%	—%
The Company has no cumulative unremitted earnings as of December 31, 2012 and thus, has recorded no deferred taxes or foreign withholding taxes under APB Opinion No. 23.
Components of the Company's deferred tax assets and liabilities for federal income tax purposes are as follows at December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Deferred tax assets:	(In thousands)
Current:
Deferred revenue	$178	$1,935
Valuation allowance	(178)	(1,931)
Net current deferred tax assets	—	4
Noncurrent deferred tax assets:
Net operating loss carryforwards	25,162	20,537
Research and development credits and pool	20,292	14,819
Depreciation	652	562
Other	827	496
	46,933	36,414
Valuation allowance	(46,897)	(36,339)
Net noncurrent deferred tax assets	36	75
Deferred tax liabilities:
Noncurrent:
Depreciation	(36)	(10)
Unrealized gain on warrant	$—	(69)
Total noncurrent deferred tax liabilities	(36)	(79)
Net noncurrent deferred tax asset/(liability)	$—	$(4)
Management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets including the Company's history of operating losses and has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, the deferred tax assets have been fully reserved at December 31, 2012 and 2011.
As of December 31, 2012 and 2011, the Company has U.S. Federal net operating loss (NOL) carryforwards of approximately $12.5 million and $9.6 million, respectively. The Company currently estimates $9.6 million of U.S. Federal net operating losses are available to offset future income as of December 31, 2012. Additional losses will become available in the amount of approximately $195,000 per year.
As of December 31, 2012 and 2011, the Company had $1.2 million and $969,000, respectively, of research and development carryforwards which are fully reserved.
As of December 31, 2012 and 2011, the Company has North Carolina state net operating loss carryforwards of approximately $7.9 million and $5.0 million, respectively, which will begin to expire in 2017 unless utilized. Additional limitations may arise if the Company experiences an ownership change in subsequent years.

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's Canadian Federal tax loss as of December 31, 2012 and 2011 was approximately $76.2 million and $63.4 million, respectively. Canadian Federal tax losses begin to expire in 2026. As of December 31, 2012 and 2011, the Company has $6.1M and $4.2M of Canadian research and development credit carryforwards which are fully reserved.

The Company adopted accounting guidance related to accounting for uncertainty in income taxes on January 1, 2007, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Upon implementation of the new guidance, the Company had no unrecognized tax benefits. As of December 31, 2012 and 2011 no unrecognized tax benefits are included in the balance sheet that would, if recognized, affect the Company's effective tax rate. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's consolidated statements of comprehensive income.
The statute of limitations for assessment by the Internal Revenue Service (IRS) and state tax authorities is open for tax years ended December 31, 2009 through 2012, although carryforward attributes that were generated prior to tax year 2009 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The statute of limitations for assessment by the Canada Revenue Agency (CRA) is open for tax years ended December 31, 2008 through 2012, although carryforward attributes that were generated prior to tax year 2008 may still be adjusted upon examination by the CRA if they either have been or will be used in a future period. There are currently no federal or state audits in progress.

11. Retirement Savings Plan

The Company provides a qualified 401(k) savings plan for its U.S. employees. All employees are eligible to participate, provided they meet the requirements of the plan. The Company provides a contribution on the first 3% of an employee's salary subject to statutory limitations as proscribed by law. For the years ended December 31, 2012, 2011 and 2010, the Company recorded $114,000, $79,000, and $54,000 of expense, respectively, for 401(k) contributions.

12. Commitments

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
The Company also leases facilities for operations and offices from the University of Sherbrooke in Quebec, Canada. The Company's Canadian lease, as amended to date, expires on June 30, 2013.
Rent expense incurred by the Company was approximately $625,000, $640,000, and $589,000 for the years ended December 31, 2012, 2011, and 2010, respectively.
The following is a schedule of non-cancellable future minimum lease payments for operating leases at December 31, 2012 (in thousands):

Tranzyme, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012
2013	$400,000
2014	163,000
2015	13,000
2016	—
Thereafter	—

13. Summary of Operations by Quarter (Unaudited)

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$2,608	$2,411	$1,819	$1,609
Operating expenses	10,088	7,415	5,390	4,648
Operating loss	(7,480)	(5,004)	(3,571)	(3,039)
Net loss	$(8,420)	$(5,609)	$(3,950)	$(4,865)
Net loss per share—basic and diluted	$(0.34)	$(0.23)	$(0.16)	$(0.18)
Shares used to compute net loss per share—basic and diluted	24,601,447	24,607,888	25,035,381	27,600,437
	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$2,339	$2,971	$2,646	$2,211
Operating expenses	5,472	6,966	8,634	9,840
Operating loss	(3,133)	(3,995)	(5,988)	(7,629)
Net loss	$(3,365)	$(4,407)	$(6,414)	$(8,022)
Net loss per share—basic and diluted	$(24.00)	$(0.19)	$(0.26)	$(0.33)
Shares used to compute net loss per share—basic and diluted	140,192	23,217,146	24,558,845	24,569,866
Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures as of December 31, 2012 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(f) of the Exchange Act, our management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded no such changes during the last fiscal quarter materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has used the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of Tranzyme's Inc.’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of Tranzyme Inc.’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management has assessed the effectiveness of Tranzyme Inc.’s internal control over financial reporting as of December 31, 2012 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.
An attestation report of control over financial reporting by our registered public accounting firm is not required for the year ended December 31, 2012.

Item 9B.    Other Information

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

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

10.10
2011 Stock Option and Incentive Plan of the Company, as amended, together with forms of award agreement (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).

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
10.20
Sales Agreement, dated May 7, 2012, by and between the Registrant and Cowen and Company (Incorporated herein by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form S-3 filed May 7, 2012 (File No. 333-181215)).

10.21	Severance Agreement dated as of February 8, 2013 by and between the Registrant and David Moore.
10.22	Retention and Change in Control Agreement dated as of February 8, 2013 by and between the Registrant and Rhonda L. Stanley.
21.1	List of Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-170749)).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Definitions Linkbase Document
___________________________________________________________________________________________

*Filed herewith

+Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

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

TRANZYME, INC.
(Registrant)

Date:	March 28, 2013	By:	/s/ Vipin K. Garg, Ph.D.
Vipin K. Garg, Ph.D.
President Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Vipin K. Garg, Ph.D	President and Chief Executive Officer	March 28, 2013
Vipin K. Garg, Ph.D.	(Principal Executive Officer)

/s/Rhonda L. Stanley	Controller	March 28, 2013
Rhonda L. Stanley	(Principal Financial and Accounting Officer)

/s/John H. Johnson	Chairman of the Board of Directors	March 28, 2013
John H. Johnson

/s/Jean-Paul Castaigne, M.D.	Director	March 28, 2013
Jean-Paul Castaigne, M.D.

/s/Anne VanLent	Director	March 28, 2013
Anne VanLent

/s/George Abercrombie	Director	March 28, 2013
George Abercrombie

/s/Alex Zisson	Director	March 28, 2013
Alex Zisson