Form 10-K/A
period 2012-12-31
TRANZYME INC
filed 2013-04-30
CIK 1274644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-35119

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock, par value $.00001 per share (the “Common Stock”), held by non-affiliates of the registrant computed by reference to the last reported sale price on June 30, 2012 was approximately $69.9 million.  As of April 15, 2013, there were outstanding 27,600,437 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Statement

Why we are filing this Amendment to our Form 10-K

We are filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to our Annual Report on Form 10-K for the period ended December 31, 2012, which was originally filed on March 28, 2013 (the “10-K Report”) for the sole purpose of including Part III, Items 10 through 14.  Our definitive proxy statement for our 2013 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our fiscal year December 31, 2012; therefore, we are filing this Amended Report to provide the incorporated information within the required time period.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the 10-K Report that is amended by this Amended Report is also restated in its entirety, and this Amended Report is accompanied by currently dated certifications on Exhibits 31.1 and 32.1 by the Company’s Principal Executive Officer and Exhibits 31.2 and 32.2 by the Company’s Principal Financial and Accounting Officer.  The 10-K Report was amended to: (i) delete the reference on the cover of the 10-K Report to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the 10-K Report, (ii) revise Part III, Items 10 through 14 of the 10-K Report to include information previously omitted from the 10-K Report, and (iii) revise the Exhibit Index to reflect the filing of the new certifications.

Except as described above, no other changes have been made to the 10-K Report. The 10-K Report continues to speak as of March 28, 2013, the date of the filing of the 10-K Report, and other than expressly indicated in this Amended Report, we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to March 28, 2013.  Accordingly, this Amended Report should be read in conjunction with the 10-K Report and our other reports filed with the SEC subsequent to the filing of the 10-K Report, including any amendments to those filings.

Unless the context otherwise indicates, references in this report to the terms “Tranzyme”, “the Company”, “we,” “our” and “us” refer to Tranzyme, Inc. and its subsidiaries.

TRANZYME, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A

PART III

Item 10.         Directors,  Executive Officers and Corporate Governance

Board of Directors

The following information is furnished with respect to each of our directors, which information is as of April 15, 2013. Information about the number of shares of Common Stock beneficially owned by each director, directly and indirectly, appears later under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Management Directors

Name	Age	Position
Vipin K. Garg, Ph.D.	55	President, Chief Executive Officer and Director

Vipin K. Garg, Ph.D. has served as our President and Chief Executive Officer since September 2000 and one of our directors since October 2000. Prior to joining us, he served as Chief Operating Officer of Apex Bioscience, Inc. (now Curacyte AG of Munich, Germany), where he was responsible for establishing a major strategic alliance with a Japanese pharmaceutical company and advancing the company’s lead product into Phase 2 clinical development. Earlier he was Vice President of Product Development and Manufacturing at DNX, Inc. (NASDAQ: DNXX), and held management positions at Sunovion Pharmaceuticals, Inc. (formerly known as Sepracor Inc.) (acquired by Dainippon Sumitomo Pharma) and Bio-Response Inc. (acquired by Baxter International, Inc.). Dr. Garg has over twenty years of biotechnology industry experience in both technical and management positions and has managed combined operations in both the United States and Europe. Dr. Garg received his Ph.D. in Biochemistry in 1982 from the University of Adelaide, Australia, and his M.S. from Delhi University.

Non-Management Directors

Name	Age	Position
John H. Johnson(3)	55	Chairman of the Board of Directors
George B. Abercrombie(2)(3)	58	Director
Jean-Paul Castaigne, M.D.(1)	69	Director
Anne M. VanLent(2)	65	Director
Alex Zisson(1)(2)	43	Director

(1) Member of Compensation Committee.

(2) Member of Audit Committee.

(3) Member of Nominating and Corporate Governance Committee.

John H. Johnson has served as the Chairman of our Board of Directors since November 2010. In February 2012, Mr. Johnson was named President and Chief Executive Office of Dendreon Corporation, where he also serves as a director (NASDAQ: DNDN). Mr. Johnson also serves on the board of directors of Cempra Pharmaceuticals (NASDAQ: CEMP). Mr. Johnson previously was the Chief Executive Officer and member of the board of directors of Savient Pharmaceuticals, Inc., or Savient (NASDAQ: SVNT), a position he held from January 2011 until January 2012. Prior to joining Savient, Mr. Johnson was the Senior Vice President and President of the Oncology Business Unit at Eli Lilly and Company, or Lilly, a position he held since November 2009. Prior to this appointment, he had served as Chief Executive Officer and director of ImClone Systems Inc., or ImClone, since August 2007 and was also a member of ImClone’s board of directors until the company became a wholly-owned subsidiary of Lilly in November 2008. Previously, from 2005 until August 2007, he served as company group chairman of Johnson and

Johnson’s Worldwide Biopharmaceuticals unit. Mr. Johnson began his career at Pfizer Inc. and then joined Johnson and Johnson in 2000 to help lead the company into the anti-infectives market. He left Johnson and Johnson in 2000 to join Parkstone Medical Information Systems as president and CEO, returning in 2002 as worldwide vice president, CNS/Psychiatry. He was then appointed president of Ortho Biotech Products Inc. and subsequently became responsible for Ortho Biotech Canada Inc. until he was named company group chairman in 2005 of Johnson and Johnson’s Worldwide Biopharmaceuticals unit. Mr. Johnson earned a B.S. degree from East Stroudsburg University of Pennsylvania. Mr. Johnson brings to our board more than two decades of experience in the biopharmaceutical and healthcare industry, including managing large product development pipelines and serving in key executive roles.

George B. Abercrombie has served as one of our directors since September 2011. He has been President and CEO of Abercrombie Advisors LLC, which offers consulting services to the pharmaceutical and biotechnology industries, since 2011. Previously, from 2001 to 2009, he served as President and Chief Executive Officer at Hoffmann-La Roche Inc., a division of Roche (SIX: RO, ROG; OTCQX: RHHBY), where he was responsible for leading the North American Pharmaceuticals Operations. He also served as a member of the Roche Pharmaceutical Executive Committee, which was responsible for developing and implementing global strategy for the Pharmaceuticals Division. Before joining Roche, Mr. Abercrombie was Senior Vice President, U.S. commercial operations at Glaxo Wellcome Inc. (NYSE: GSK). He joined Glaxo as Vice President and General Manager of the Glaxo Pharmaceuticals Division in 1993 following 10 years at Merck & Co., Inc. (NYSE: MRK), where he held a broad range of positions in sales, marketing, executive sales management and business development. Mr. Abercrombie currently serves as Chairman of the Board of Brickell Biotech, is a director of Biocryst Pharmaceuticals, Inc. (NASDAQ: BCRX), was a director at Inspire Pharmaceuticals (NASDAQ: ISPH) from 2010 until their acquisition by Merck in 2011 and was a director at Ziopharm Oncology (NASDAQ: ZIOP) in 2010. Mr. Abercrombie received a bachelor’s degree in pharmacy from the University of North Carolina at Chapel Hill, and earned an M.B.A. from Harvard University. Mr. Abercrombie is qualified to serve as a director due to his wealth of executive management experience and because he has been the lead on many commercial activities in the pharmaceutical industry. He has been involved with various industry associations such as the University of North Carolina School of Pharmacy Foundation and the Duke University Fuqua School of Business Health Sector Advisory Board, the Board of Directors for the Pharmaceutical Research and Manufacturers of America (PhRMA) and the Johns Hopkins School of Hygiene and Public Health. He is also a member of the Board of Directors of Project HOPE, an organization dedicated to achieving sustainable advances in health care around the world.

Jean-Paul Castaigne, M.D. has served as one of our directors since June 2004. Dr. Castaigne is President and CEO of Angiochem Inc., or Angiochem, a position he has held since September 2006. Angiochem leverages its EPiC platform technology to create drugs that cross the blood brain barrier to treat brain diseases. In this capacity, he has advanced multiple clinical and preclinical drug candidates and leads the company’s financing and partnering activities. Prior to joining Angiochem, he was COO and CSO of Conjuchem Inc. (TSX: CJB), or Conjuchem, a Montreal-based drug delivery company. Prior to joining Conjuchem in 2000, he was Vice President, World Wide Head of Global R&D at Groupe Fournier SA in France. Before that, he was with Novartis for over 10 years in a variety of international positions, including President and Managing Director for Sandoz Philippines and Director of Medical and R&D for Sandoz in France and as Corporate Vice-President, R&D, Medical and Regulatory in Canada, where he oversaw significant growth in the R & D operation. Earlier in his career, Dr. Castaigne worked for Cilag France (Johnson & Johnson) and Sanofi-Aventis in clinical and regulatory management. He received his M.D. from Paris University in 1975, held the position of Associate Professor of Oncology, Pneumology there in 1978, and received his advanced diploma in Management and Business Administration in 1987 from HEC Paris. We believe Dr. Castaigne’s experience working in various pharmaceutical companies as well as his extensive knowledge of all aspects of our preclinical and clinical development plans make him a crucial member of our Board of Directors.

Anne M. VanLent has served as one of our directors since March 2011. Ms. VanLent is currently the President of AMV Advisors, a company which she founded in 2008 to provide corporate strategy and financial consulting services to emerging growth life sciences companies. From May 2002 through April 2008, Ms. VanLent was the Executive Vice President and Chief Financial Officer of Barrier Therapeutics, Inc., a company that developed and marketed prescription dermatology products that was publicly-traded before being acquired by Stiefel Laboratories in August 2008. From July 1997 to October 2001, she was the Executive Vice President—Portfolio Management for Sarnoff Corporation, a multidisciplinary research and development firm. From 1985 to 1993, she served as the

Senior Vice President and Chief Financial Officer of The Liposome Company, Inc., a publicly-traded biopharmaceutical company. Ms. VanLent also currently serves as a director of and chair of the audit committee of Integra Life Sciences Holding Corporation (NasdaqGS: IART). She also served as a director of and chair of the audit committee of Penwest Pharmaceuticals, a NASDAQ-listed company from 1997 through its sale to Endo Pharmaceuticals, Inc. in the fall of 2010. Ms. VanLent received a B.A. degree in Physics from Mount Holyoke College. Ms. VanLent brings significant management experience in both public and private life sciences companies as well as expertise in financial and accounting matters that will enable her to serve as our audit committee financial expert.

Alex Zisson has served as one of our directors since May 2005. Since 2002, Mr. Zisson has been a Partner at Thomas, McNerney & Partners, a prominent health care venture capital firm that invests in life science and medical technology companies at all stages of development. He is currently a board member of several private life sciences companies, including Clarus Therapeutics, Inc, Celtator Pharmaceuticals, Inc. and InnoPharma, Inc. Before joining Thomas, McNerney & Partners, he spent 11 years in the research department at Hambrecht & Quist (and its successor firms Chase H&Q and JPMorgan H&Q). During his tenure at H&Q, Mr. Zisson led research teams covering the biotechnology, specialty pharmaceuticals, large-cap pharmaceuticals, drug delivery and diagnostics industries. After the merger of Chase H&Q and JPMorgan, Mr. Zisson also became the firm’s Health Care Strategist. He graduated magna cum laude from Brown University, where he was elected to Phi Beta Kappa. Mr. Zisson serves on the board of directors of numerous life sciences companies, has extensive knowledge of the health care and biopharmaceutical industries and has been instrumental in our development since joining our board in 2005.

Executive Officers

Biographical information regarding our executive officers, which is as of April 15, 2013, is set forth below. Each executive officer is elected annually by our Board and serves until his or her successor is appointed and qualified, or until such individual’s earlier resignation or removal.

Name	Age	Position
Vipin K. Garg, Ph.D.	55	Chief Executive Officer and President
Rhonda L. Stanley	52	Corporate Controller, Principal Financial Officer, Principal Accounting Officer
Franck S. Rousseau, M.D.	55	Chief Medical Officer
Helmut Thomas, Ph.D.	61	Senior Vice President, Research and Preclinical Development
David S. Moore	39	Vice President, Commercial Operations

Vipin K. Garg, Ph.D. Please refer to “— Board of Directors” above for Dr. Garg’s biographical information.

Rhonda L. Stanley has served as our Principal Financial Officer and Principal Accounting Officer since January 2013 and our corporate controller since July 2010.  Prior to working at Tranzyme, she served as corporate controller at Aldagen, Inc., a development-stage biotechnology company based in Durham, NC, from September 2007 to July 2010.  Before Aldagen, Inc., Ms. Stanley was the corporate controller at POZEN, Inc. (NASDAQ: POZN), a publicly-traded pharmaceutical company based in Chapel Hill, NC, from 2001 through September 2007.  Ms. Stanley has 25 years of financial experience and is a certified public accountant.  Ms. Stanley holds a degree in accounting from Bradley University.

Franck S. Rousseau, M.D. has served as our Chief Medical Officer since October 2011. From 2003 to 2010, he worked at Gilead Sciences, Inc. (NASDAQ: GILD) where he had most recently served as Therapeutic Area Head, Hepatic Diseases, and initially as Vice President, Clinical Development. During this time, when he also was head of Gilead’s Durham, North Carolina facility, Dr. Rousseau oversaw the clinical development for several drugs which ultimately received global marketing approval. From 1997 to 2002, Dr. Rousseau was Chief Medical Officer of Triangle Pharmaceuticals until its acquisition by Gilead in 2003. He began his pharmaceutical industry career in 1993 at Wellcome Lab, followed by two years with Glaxo Wellcome (NYSE: GSK) from 1995-1997 serving as Medical Advisor. Dr. Rousseau holds a Doctorate of Medicine and a Degree of Epidemiology and Nosocomial

Infections from the University of Paris 7, Paris, France. He also holds a Degree of Statistics from the University of Paris 6, Paris, France.

Helmut Thomas, Ph.D. has served as our Senior Vice President, Research and Preclinical Development since June 2006. Prior to joining us, Dr. Thomas served as Vice President, Development, of LymphoSign Inc., or LymphoSign, beginning in 2004. Before LymphoSign, Dr. Thomas spent fourteen years with CIBA/Novartis Pharma, A.G., or Novartis, where he held several top-level management positions in Europe and the United States, culminating in his appointment as Executive Director, Global Project Manager and Leader of the PRIDE (Proof of Research In Development) Team Oncology. While at Novartis, he directed the preclinical development of more than 25 drug candidates. A highly accomplished biochemist and toxicologist with an extensive and productive career in drug discovery and development, Dr. Thomas is an author of over 140 scientific articles, book chapters and abstracts as well as a co-inventor on numerous patents. Dr. Thomas received his Ph.D. in biochemistry and organic chemistry from the University of Hannover, Germany.

David S. Moore has served as Vice President, Commercial Operations since August, 2011. Before joining us, from January 1998 to August 2011, Mr. Moore was employed by Ortho-McNeil Janssen, a Johnson & Johnson company where he served in various positions including Group Director responsible for the commercialization of new pain therapeutics. He has experience in New Business Development, Disease Management / Market Development Campaigns, Launch Readiness and unique experience in developing Hospital and Payer Value Platforms. In addition, Mr. Moore held numerous positions of increasing responsibility in sales, sales management, training, market research, managed care account management and payer marketing. Mr. Moore received his MBA in marketing from Lehigh University and a degree in Health Policy from Thomas Jefferson University.

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of and transactions in the Company’s Common Stock by executive officers and directors of the Company and owners of 10% or more of the Company’s outstanding Common Stock are required to be reported to the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the Company’s review of such reports and written representations from certain reporting persons, during the fiscal year ended December 31, 2012, all such reports were filed in a timely manner.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Audit Committee

Our Board of Directors currently has a standing Audit Committee, which consists of Anne VanLent, who is the chair of the committee, George B. Abercrombie and Alex Zisson. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our Board has determined that Anne VanLent is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. Each of the members of our Audit Committee is independent under the applicable rules and regulations of the SEC and NASDAQ.

Item 11.         Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our Chief Executive Officer, our former Chief Financial Officer and the other three most highly-compensated executive officers, or the named executive officers. Our Board of Directors has delegated responsibility for creating and reviewing the compensation of our executive officers to the Compensation Committee of our Board of Directors, which is composed entirely of independent directors. The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, to administer our equity incentive plans and to review and make recommendations to our Board of Directors, generally on an annual basis, regarding all compensation decisions for our executive officers.

Executive Compensation Objectives and Philosophy

The key objectives of our executive compensation programs are (1) to attract, motivate, reward and retain superior executive officers with the skills necessary to successfully lead and manage our business; (2) to achieve accountability for performance by linking annual cash incentive compensation to the achievement of measurable performance objectives; and (3) to align the interests of our executive officers and our equity holders through short- and long-term incentive compensation programs. For our executive officers, these short- and long-term incentives are designed to accomplish these objectives by providing a significant correlation between our results of operations and their total compensation.

We expect to provide our executive officers with a significant portion of their compensation through cash incentive compensation contingent upon the achievement of operational and personal performance metrics as well as through equity compensation. These two elements of executive compensation are aligned with the interests of our stockholders because the amount of compensation ultimately received will vary with our company’s financial and operational performance. Equity compensation derives its value from our equity value, which in the future is likely to fluctuate based on our financial and operational performance.

We seek to apply a consistent philosophy to compensation for all executive officers. Our compensation philosophy is based on the following core principles.

To Pay for Performance

Individuals in leadership roles are compensated based on a combination of total company and individual performance factors. Total company performance is evaluated primarily on the degree to which pre-established operational objectives are met. Individual performance is evaluated based upon several individualized leadership factors, including:

•                  individual contribution to attaining specific operational objectives;

•                  building and developing individual skills and a strong leadership team; and

•                  developing an effective infrastructure to support business development and growth.

To Pay Competitively

We are committed to providing a total compensation program designed to retain our highest performing employees and attract superior leaders to our company. We have established compensation levels that we believe are competitive based on our board’s experience with pay practices and compensation levels for companies such as ours.

To Pay Equitably

We believe that it is important to apply generally consistent guidelines for all executive officer compensation programs. In order to deliver equitable pay levels, our board considers depth and scope of accountability, complexity of responsibility, qualifications and executive performance, both individually and collectively as a team.

In addition to short- and long-term compensation, we have found it important to provide certain of our executive officers with competitive post-employment compensation. Post-employment compensation consists primarily of two main types—severance pay and benefits continuation. We believe that these benefits are important considerations for our executive officer compensation package, as they afford a measure of financial security in the event of certain terminations of their employment and also enable us to secure their cooperation following termination. We have sought to ensure that each combined compensation package is competitive at the time the package is negotiated with the executive officer. We elect to provide post-employment compensation to our executive officers on a case-by-case basis as the employment market, the qualifications of potential employees and our hiring needs dictate.

Setting Executive Compensation

Our Compensation Committee is responsible for reviewing and making recommendations to our Board of Directors regarding the compensation to be paid to our Chief Executive Officer and other executive officers. Historically, our Compensation Committee and Board of Directors has conducted an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers.

When setting executive compensation, our Compensation Committee and Board of Directors consider our overall company performance, including our progress towards our research and development goals. They also consider compensation paid by similarly situated biotechnology companies. As part of this process, our Compensation Committee conducts an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers.

Compensation Benchmarking and Peer Group

Prior to becoming a public company in 2011, our understanding of compensation paid by similarly situated biotechnology companies was based primarily on the extensive experience of the members on our Board of Directors and Compensation Committee at that time that were affiliated with venture investment firms, many of whom sat on the boards of directors of portfolio companies in the life sciences and healthcare fields in Durham, North Carolina and throughout the United States. To a lesser extent, we also used widely available surveys of executive compensation paid by life science companies conducted by third-party providers. Although our Board of Directors and Compensation Committee used this survey data as a tool in determining executive compensation, they typically applied their subjective discretion to make compensation decisions and did not benchmark our executive compensation against any particular group of companies or use a formula to set our executives’ compensation in relation to this survey data.

In October 2011, our Compensation Committee retained the services of Radford, a division of Aon Corporation (referred to herein as “Radford”), an independent executive compensation consultant, to review and provide comparative data on the base salary, bonus, equity compensation and total direct compensation of our executive officers as compared against 21 similar peer group public biotechnology companies at similar stages of clinical development, with headcounts between 15 and 120 employees, revenues between $0 and $63 million, and market capitalizations of generally between approximately $30 million to $300 million. In addition to the peer companies, Radford utilized published survey data from the Radford Global Life Sciences Survey targeting public biotechnology and pharmaceutical companies with headcount between 15 and 120.

The companies in the peer group were as follows:

Aastrom Biosciences ACADIA Pharmaceuticals Alimera Sciences	CytRx GenVec Hemispherix BioPharma

Anadys Athersys AVI BioPharma BioCryst Pharmaceuticals Cell Therapeutics CEL-SCI Chelsea Therapeutics Cleveland BioLabs	Inhibitex Keryx Biopharmaceuticals Nabi Biopharmaceuticals Omeros OncoGenex Pharmaceuticals Osiris Therapeutics Vical

The assessment provided by Radford indicated that our historical executive cash compensation levels were at or below the 25th percentile of our identified peer group in cash compensation. In recommending executive compensation levels for the remainder of 2011 and 2012, our Compensation Committee sought to adjust base salaries and grant cash and equity awards to realign the overall cash and equity compensation of our named executive officers with current market levels after taking into account individual responsibilities, performance and experience. As recommended by our Compensation Committee, the adjustments to base salaries and incentive cash bonuses approved by our Board of Directors in December 2011 were designed to increase our executive compensation levels to approximately the 25th percentiles of our identified peer group for base salary and total cash compensation.

Our Compensation Committee generally believes that gathering appropriate benchmark information is an important part of our compensation-related decision-making process and while this exercise does not perfectly capture all the unique aspects of our business, it typically provides a solid foundation upon which to base executive compensation decisions. In addition, our Compensation Committee continues to consider performance, the changing roles and responsibilities of our executive officers and the expected future contributions of our executive officers, and has typically taken into account advice from other independent members of our Board of Directors.

In August 2012, our Compensation Committee conducted an informal survey using publicly available information of the equity compensation for executive officers at 20 comparable companies, determined by the Compensation Committee.  The comparable companies included:

Aastrom Biosciences	CytRx
Acadia Pharmaceuticals	Genvec
Alimera Sciences	Hemispherix BioPharma
Anadys	Inhibitex
Arthersys	Keryx Biopharmaceuticals
AVI BioPharma	Nabi Biopharmaceuticals
Biocryst Pharmaceuticals	Omeros
Cell Therapeutics	OncoGenix Pharmaceuticals
CEL-SCI	Osiris Therapeutics
Cleveland BioLabs	Vical

In addition to this informal survey data, our Compensation Committee also considered such factors as the performance, changing roles and responsibilities and the expected future contributions of our executive officers to assist the Compensation Committee in granting the awards to our named executed officers set forth below in “Grants of Plan Based Awards.”

In light of the results of our clinical trials of ulimorelin and TZP-102 and our plans to initiate a strategic process, the Compensation Committee did not seek an updated compensation assessment by Radford, or any other executive  compensation consultant, for the full year ended 2012 or 2013 for purposes of updating our peer group or conducting an analysis of our peer group’s executive compensation.   Furthermore, the Compensation Committee determined to maintain base salaries and not pay cash bonuses to our named executive officers in 2012.

Role of Chief Executive Officer in Compensation Decisions

Our Chief Executive Officer typically evaluates the performance of other executive officers and employees on an annual basis and makes recommendations to the Compensation Committee (historically, to the full Board of Directors) with respect to annual salary adjustments, bonuses and annual stock option grants. Our Compensation Committee exercises its own discretion in recommending salary adjustments and discretionary cash and equity-based awards for all executive officers to our Board of Directors. Our Chief Executive Officer is not present during deliberations or voting with respect to compensation for the Chief Executive Officer.

Elements of Executive Compensation

As discussed throughout this Compensation Discussion and Analysis, the compensation policies applicable to our named executive officers are reflective of our pay-for-performance philosophy, that the role of executive officers is to enhance equity holder value over the long term.

The elements of our compensation program are:

•                  base salary;

•                  performance-based cash incentives;

•                  equity incentives; and

•                  severance and change in control benefits.

Base salary, performance-based cash incentives and long-term equity-based incentives are the most significant elements of our executive compensation program and, on an aggregate basis, they are intended to substantially satisfy our program’s overall objectives. Typically the Compensation Committee has, and will seek to, set each of these elements of compensation at the same time to enable it to simultaneously consider all of the significant elements and their impact on compensation as a whole. Taking this comprehensive view of all compensation components allows us also to make compensation determinations that will reflect the principles of our compensation philosophy and related guidelines with respect to allocation of compensation among certain of these elements and total compensation. We strive to achieve an appropriate mix between the various elements of our compensation program to meet our compensation objectives and philosophy; however, we do not apply any rigid allocation formula in setting our executive compensation, and we may make adjustments to this approach for various positions after giving due consideration to prevailing circumstances, the individuals involved and their responsibilities and performance.

Base Salary.    Base salaries for our executives are established based on the scope of their responsibilities and individual experience. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The Compensation Committee does not apply specific formulas to determine increases, although it has generally awarded increases as a percentage of an executive officer’s then current base salary.

Based upon the Compensation Committee’s review of the input from Radford described in the preceding section, determination of the performance of our executive officers, individually and as a group, and our overall success, in December 2011, our Compensation Committee approved base salary adjustments for each of our executive officers, which were effective as of October 18, 2011. The Compensation Committee made no adjustment to the base salaries of the named executive officers in 2012.  The base salaries for each named executive officer in 2012 were as follows:

Name	Base Salary
Vipin K. Garg, Ph.D.	$370,000
Richard I. Eisenstadt	$270,000
Franck S. Rousseau, M.D.	$330,000
Helmut Thomas, Ph.D.	$272,000
David S. Moore	$250,000

Performance-Based Cash Incentives.    In addition to base salaries, we believe that performance-based cash bonuses play an important role in providing appropriate incentives to our executives to achieve our strategic objectives. We have designed our annual cash incentive program to reward our named executive officers upon the achievement of specified annual corporate goals which are approved in advance by our Compensation Committee and Board of Directors. Our cash incentive program emphasizes pay-for-performance and is intended to closely align executive compensation with achievement of specified operating results as the cash incentive amount is calculated on the basis of percentage of corporate goals achieved. The Compensation Committee determines the bonus criteria, following input from the Chief Executive Officer, and communicates the bonus criteria to the named executive officers at the beginning of each fiscal year. The performance goals established by the Compensation Committee are based on the business strategy of the Company and the objective of building shareholder value. There are three steps to determine if and the extent to which an annual cash incentive award is payable to a named executive officer. First, at the beginning of the fiscal year, the Compensation Committee determines the target percentage of the officer’s annual base salary upon which the annual cash incentive award for the executive officer will be based on for that year. Second, at the beginning of the fiscal year, the Compensation Committee establishes the specific performance goals that must be met in order for the officer to receive the award. Third, shortly after the end of the fiscal year, the Compensation Committee determines the extent to which these performance goals are met and the amount of the award. The Board of Directors considers, and if it deems appropriate approves, the recommendation of the Compensation Committee at each of these steps.

The Compensation Committee established the following performance objectives and associated weightings under our incentive award program for 2012:

Corporate Goal	Target Percentage	Actual Percentage
Meeting primary endpoint for ulimorelin Phase III in the first half of 2012	30%	0%
Ulimorelin (NDA) submission by 2012 year-end	15%	0%
Meeting primary endpoint for TZP-102 by 2012 year-end	45%	0%
2012 year-end cash balance >95% of plan	10%	0%
Total	100%	0%

In light of the Company’s performance in 2012, the Compensation Committee paid no cash bonuses to the named executive officers in 2012.

Long-term Incentive Program.    We believe that by providing our executives the opportunity to increase their ownership of our stock, the best interests of stockholders and executives will be more aligned and we will encourage long-term performance. The stock awards enable our executive officers to benefit from the appreciation of stockholder value, while personally participating in the risks of business setbacks. Our equity benefit plans have provided our executive officers the primary means to acquire equity or equity-linked interests in Tranzyme, Inc.

During 2012, we granted equity awards through the Tranzyme, Inc. 2011 Stock Option and Incentive Plan, or 2011 Stock Option and Incentive Plan, which was adopted by our Board of Directors and stockholders to permit the grant of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to our officers, directors, employees and consultants. The material terms of our 2011 Stock Option and Incentive Plan are further described under “Benefit Plans” below.

Prior to becoming a public company in 2011, in the absence of a public trading market for our Common Stock, our Board of Directors determined the fair market value of our Common Stock in good faith based upon consideration of a number of relevant factors including our financial condition, the likelihood of a liquidity event, the liquidation preference of our participating preferred stock, the price at which our preferred stock was sold, the enterprise values of comparable companies, our cash needs, operating losses, market conditions, material risks to our business and valuations obtained from independent valuation firms.

Since becoming a public company in 2011, all equity awards to our employees and directors have been at the closing price of our Common Stock as reported on NASDAQ on the date of grant of each award.

The majority of the option grants we have historically made vest over four years, with one quarter of the shares subject to the stock option vesting on the one-year anniversary of the vesting commencement date and the remaining shares vesting in equal quarterly installments thereafter over three years. All options have a 10-year term. Additional information regarding accelerated vesting prior to, upon or following a change in control is discussed below under “Post Employment Compensation.” We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates and we have not made equity grants in connection with the release or withholding of material non-public information. Authority to make equity grants to executive officers rests with our Compensation Committee, although our Compensation Committee does consider the recommendations of our Chief Executive Officer for officers other than himself.

Following the completion of our initial public offering, the Compensation Committee reviewed the equity ownership of our executive officers. Prior to becoming a public company, our strategy for equity compensation was to target certain percentage ownerships for our executive officers after taking into account individual responsibilities, performance and experience. These ownership percentages were determined primarily on the extensive experience of the members on our Board of Directors and Compensation Committee at that time that were affiliated with venture investment firms, many of whom sat on the boards of directors of portfolio companies in the life sciences and healthcare fields in Durham, North Carolina and throughout the United States. As we had last adjusted equity levels in February 2008, the ownership levels of our executive officers had been diluted through subsequent financings, including the initial public offering. In addition, the majority of our executive officers’ stock options had become vested over this time period.

In order to continue to retain our executive officers, and to continue to align their compensation with the long-term performance objectives of the Company and the best interests of the stockholders, upon the recommendation of our Compensation Committee, our Board of Directors approved grants of new options on April 19, 2012 to Messrs. Moore and Rousseau, and again on August 7, 2012, following the informal comparable company survey of equity compensation described above, to Drs. Garg and Thomas and Messrs. Eisenstadt and Rousseau to generally realign their ownership percentages with those of the comparable companies as detailed below in the section entitled “Grants of Plan Based Awards”.

Severance and Change in Control Benefits.    Our named executive officers, who are designated below under “Summary Compensation Table,” are entitled to certain severance and change in control benefits, the terms of which are described below under “Post Employment Compensation.” We believe these severance and change in control benefits are an essential element of our overall executive compensation package and assist us in recruiting and retaining talented individuals and aligning the executives’ interests with the best interests of the stockholders.

Other Compensation.    In addition, consistent with our compensation philosophy, we intend to continue to maintain the current benefits for our executive officers, which are also available to all of our other employees; however, our Compensation Committee, in its discretion, may in the future revise, amend or add to the benefits of any executive officer if it deems it advisable.

Deductibility of Compensation under Section 162(m).    Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, limits our deduction for federal income tax purposes to not more than $1.0 million of compensation paid to certain executive officers in a calendar year. Compensation above $1.0 million may be deducted if it is “performance-based compensation.” The Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to our executive officers will be designed to qualify as “performance-based compensation.” To maintain flexibility in compensating our executive officers in a manner designed to promote our objectives, the Compensation Committee has not adopted a policy that requires all compensation to be deductible. However, the Compensation Committee intends to evaluate the effects of the compensation limits of Section 162(m) on any compensation it proposes to grant, and the Compensation Committee intends to provide future compensation in a manner consistent with the best interests of our stockholders.

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2010, 2011 and 2012 by our Chief Executive Officer, former Chief Financial Officer and our other three most highly-compensated executive officers, who we collectively refer to as our “named executive officers” elsewhere in this Amended Report.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Other ($)(6)		Total ($)
Vipin K. Garg, Ph.D.	2012	370,000	—		66,780	—	12,062	(7)	448,842
President and Chief Executive Officer	2011	316,469	—		1,636,907	122,464	8,070	(9)	2,083,910
	2010	287,800	—		—	100,730	8,069	(9)	396,599

Richard I. Eisenstadt	2012	270,000	—		64,244	—	10,290	(6)	344,534
Former Chief Financial Officer and	2011	233,654	18,500	(4)	412,594	54,490	7,350		726,588
Vice President, Finance(3)	2010	193,000	—		—	38,600	6,385		237,985

Franck S. Rousseau, M.D.	2012	330,000	—		124,049	—	10,566	(6)	464,615
Chief Medical Officer	2011	63,462	—		354,988	22,212	1,904		442,566

Helmut Thomas, Ph.D.	2012	272,000	—		163,849	—	4,651	(6)	440,500
Senior Vice President, Research and Preclinical Development	2011	272,000	—		218,150	59,840	4,510		554,500
	2010	266,500	—		—	53,300	3,546		323,346

David S. Moore	2012	250,000	—		57,222	—	8,077	(6)	315,299
Vice President, Commercial Operations	2011	96,154	50,000	(5)	356,475	19,231	49,515	(8)	571,375

(1) The amount represents discretionary bonuses accrued or paid during the indicated year.

(2) The amount included in this column are the dollar amounts representing the full grant date fair value of each option calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (referred to herein, as “FASB ASC Topic 718”) and do not represent the actual value that may be recognized by the named executive officers upon option exercise. For information on the valuation assumptions used in calculating this amount, see Note 9 to the Company’s Consolidated Financial Statements included in the 10-K Report.

(3) Mr. Eisenstadt resigned as our Chief Financial Officer and VP, Finance effective January 4, 2013.

(4) The amount represents a discretionary one-time bonus in recognition of extraordinary services.

(5) The amount represents a hiring bonus.

(6) For each named executive officer other than Dr. Garg, the amounts shown in this column reflect an employer matching contribution to a 401(k) plan.

(7) This amount includes a Company matching contribution to a 401(k) plan of $11,342 and company-paid life insurance premiums paid of $720.

(8) This amount includes a Company matching contribution to a 401(k) plan of $4,395 and moving and related relocation, including related taxes of $45,120.

(9) This amount includes a Company matching contribution to a 401(k) plan of $7,350 and company-paid life insurance premiums paid of $720.

Post Employment Compensation

The amount of compensation payable to each named executive officer upon voluntary termination, involuntary termination without cause, resignation for good reason or termination following a change of control is shown below.

Potential Payment Under Employment and Change in Control Arrangements

Vipin K. Garg, Ph.D.    On February 20, 2007, we entered into an Amended and Restated Agreement of Employment with Dr. Garg, our President and Chief Executive Officer, providing for his continued employment, effective as of the signing date. This employment agreement, as amended on July 16, 2008 and on March 8, 2011, provides for an initial term of three years with automatic renewals each year thereafter unless terminated by either the company or Dr. Garg. Dr. Garg’s base salary was originally set at $270,000 per year, subject to annual review and increases based on Dr. Garg’s performance and our performance. Dr. Garg is also eligible to receive an annual bonus payment of up to 35% of his annual base salary, based on achievement of certain performance milestones identified by our Board of Directors in consultation with Dr. Garg. Furthermore, he is eligible to participate in our group benefits programs, including but not limited to medical insurance, vacation and retirement plans, and will be provided with life insurance and the ability to participate in a 401(k) plan. In the event Dr. Garg is terminated by us without cause, as defined in the employment agreement, or he resigns with good reason, as defined in the employment agreement, including any material reduction in base compensation or material diminution in title, duties or responsibilities as President and Chief Executive Officer, Dr. Garg will be entitled to receive (i) continued payment of his base salary for 12 months, (ii) a pro-rata portion of his bonus for the year of termination and (iii) continuation of his taxable and non-taxable benefits for 12 months, subject to the limits under the Treasury Regulation Section 1.409A-1(b)(9)(v)(D). Additionally, all of Dr. Garg’s stock options that would have otherwise vested during the 12 month period from the date of termination (assuming no termination had occurred) shall vest immediately. In the event that Dr. Garg is terminated for cause or he terminates his employment without good reason, Dr. Garg will not be entitled to the payments and benefits described above unless mutually agreed upon in writing. Dr. Garg’s employment agreement also includes a two-year non-solicitation covenant and a one year non-compete covenant following the termination of Dr. Garg’s employment.

We also entered into a Change in Control Agreement with Dr. Garg effective as of June 13, 2008 providing for certain benefits to Dr. Garg in the event of the termination of his employment following a change in control. In the event that Dr. Garg’s employment is terminated (i) by us for any reason other than for cause, as defined in the agreement (other than by reason of his death or permanent disability) or (ii) by Dr. Garg for good reason as defined in the agreement, including substantial reduction or diminishment of duties, responsibilities or salary or relocation of Dr. Garg’s place of employment by more than 50 miles, in either case, in immediate anticipation of, concurrently with, or within 12 months following a change in control, Dr. Garg will be entitled to receive (a) an amount equal to 12 months’ of his then-current monthly base salary (less all applicable deductions for withholding taxes and the like) payable as a single lump sum, (b) an amount equal to: (x) the percentage of his annual base salary received as a bonus payment for the preceding calendar year multiplied by (y) his base salary for the year of termination, and (c) an amount equal to the cost of the premium for continued health insurance coverage at the same coverage level and on the same terms and conditions which applied immediately prior to the date of termination for 12 months from the date of termination.

Richard I. Eisenstadt.    Effective June 13, 2008, we entered into a Change in Control Agreement with Mr. Eisenstadt, our former Vice President, Finance and Chief Financial Officer, providing for certain benefits to Mr. Eisenstadt in the event of the termination of his employment following a change in control. In the event that Mr. Eisenstadt’s employment is terminated (i) by us for any reason other than for cause, as defined in the agreement (other than by reason of his death or permanent disability) or (ii) by Mr. Eisenstadt for good reason as defined in the agreement, including substantial reduction or diminishment of duties, responsibilities or salary or relocation of Mr. Eisenstadt’s place of employment by more than 50 miles, in either case, in immediate anticipation of, concurrently with, or within 12 months following a change in control, Mr. Eisenstadt will be entitled to receive (a) an amount equal to six months’ of his then-current monthly base salary (less all applicable deductions for withholding taxes and the like) payable as a single lump sum, (b) an amount equal to: (x) the percentage of his annual base salary received as a bonus payment for the preceding calendar year multiplied by (y) his base salary for the year of termination, and (c) an amount equal to the cost of the premium for continued health insurance coverage at the same coverage level and on the same terms and conditions which applied immediately prior to the date of termination for six months from the date of termination.

Helmut Thomas, Ph.D.    Effective June 13, 2008, we entered into a Change in Control Agreement with Dr. Thomas, our Senior Vice President, Research and Preclinical Development, providing for certain benefits to Dr. Thomas in the event of his termination of employment following a change in control. In the event that Dr. Thomas’ employment is terminated (i) by us for any reason other than for cause, as defined in the agreement (other than by reason of his death or permanent disability) or (ii) by Dr. Thomas for good reason as defined in the agreement, including substantial reduction or diminishment of duties, responsibilities or salary or relocation of Dr. Thomas’ place of employment by more than 50 miles, in either case, in immediate anticipation of, concurrently with, or within 12 months following a change in control, Dr. Thomas will be entitled to receive (a) an amount equal to 12 months’ of his then-current monthly base salary (less all applicable deductions for withholding taxes and the like) payable as a single lump sum, (b) an amount equal to: (x) the percentage of his annual base salary received as a bonus payment for the preceding calendar year multiplied by (y) his base salary for the year of termination, and (c) an amount equal to the cost of the premium for continued health insurance coverage at the same coverage level and on the same terms and conditions which applied immediately prior to the date of termination for 12 months from the date of termination.

Franck S. Rousseau, M.D.    On November 2, 2011, we entered into a Change in Control Agreement with Dr. Rousseau, our Chief Medical Officer, providing for certain benefits to Dr. Rousseau in the event of his termination of employment following a change in control. In the event that Dr. Rousseau’s employment is terminated (i) by us for any reason other than for cause, as defined in the agreement (other than by reason of his death or permanent disability) or (ii) by Dr. Rousseau for good reason as defined in the agreement, including substantial reduction or diminishment of duties, responsibilities or salary or relocation of Dr. Rousseau’s place of employment by more than 50 miles, in either case, in immediate anticipation of, concurrently with, or within 12 months following a change in control, Dr. Rousseau will be entitled to receive (a) an amount equal to six months’ of his then-current monthly base salary (less all applicable deductions for withholding taxes and the like) payable as a single lump sum, (b) an amount equal to: (x) the percentage of his annual base salary received as a bonus payment for the preceding calendar year multiplied by (y) his base salary for the year of termination, and (c) an amount equal to the cost of the premium for continued health insurance coverage at the same coverage level and on the same terms and conditions which applied immediately prior to the date of termination for six months from the date of termination.

David S. Moore.    On November 2, 2011, we entered into a Change in Control Agreement with Mr. Moore, our Vice President, Commercial Operations, providing for certain benefits to Mr. Moore in the event of his termination of employment following a change in control. In the event that Mr. Moore’s employment is terminated (i) by us for any reason other than for cause, as defined in the agreement (other than by reason of his death or permanent disability) or (ii) by Mr. Moore for good reason as defined in the agreement, including substantial reduction or diminishment of duties, responsibilities or salary or relocation of Mr. Moore’s place of employment by more than 50 miles, in either case, in immediate anticipation of, concurrently with, or within 12 months following a change in control, Mr. Moore will be entitled to receive (a) an amount equal to six months’ of his then-current monthly base salary (less all applicable deductions for withholding taxes and the like) payable as a single lump sum, (b) an amount equal to: (x) the percentage of his annual base salary received as a bonus payment for the preceding calendar year multiplied by (y) his base salary for the year of termination, and (c) an amount equal to the cost of the premium for continued health insurance coverage at the same coverage level and on the same terms and conditions which applied immediately prior to the date of termination for six months from the date of termination.

On February 8, 2013, we entered into a Severance Agreement with Mr. Moore in connection with his promotion as our Chief Business Officer.  If Mr. Moore’s employment is terminated without Cause (as defined in the agreement) other than by reason of his death or disability, and is not in immediate anticipation of, concurrently with, or within twelve months following a Change of Control (as defined in the agreement), subject to his execution of a customary separation agreement and unrevoked release, he shall be entitled to receive (i) salary continuation for the six month period immediately following the date of termination at the rate in effect at termination and subject to reduction on a dollar for dollar basis by any compensation received in connection with any employment or consulting relationship with any other person or entity during such six month period, such salary payable starting within 60 days of the date of termination with the first installment to cover amounts retroactive to the day immediately following the date of termination and (ii) if Mr. Moore was participating in our group health plan immediately prior to the date of termination and elects health continuation under COBRA, monthly cash payments in an amount equal to the monthly employer contribution that we would have made to provide health insurance to Mr. Moore for the period of six months following the date of termination or until such sooner date as Mr. Moore begins employment with another employer. This agreement supplements Mr. Moore’s Change in Control Agreement, provided, that in no event shall Mr. Moore be entitled to pay and benefits under both his Severance Agreement and Change in Control Agreement.

Rhonda L.  Stanley.    On February 18, 2013, we entered into a Retention and Change in Control Agreement with Rhonda L. Stanley, our corporate controller, principal financial officer and principal accounting officer, providing for retention and change in control benefits. Pursuant to the agreement, Ms. Stanley will receive a retention bonus in an amount equal to 50% of her then annual base salary, less applicable deductions and withholdings, if she remains employed by us until September 30, 2013.  Additionally, if her employment is terminated without Cause (as defined in the agreement) other than by reason of her death or disability prior to September 30, 2013, and is not in immediate anticipation of, concurrently with, or within twelve months following a Change of Control (as defined in agreement), subject to Ms. Stanley’s execution of a customary separation agreement and unrevoked release, she shall be entitled to receive (i) salary continuation for the six month period immediately following the date of termination at the rate in effect at termination and subject to reduction on a dollar for dollar basis by any compensation received in connection with any employment or consulting relationship with any other person or entity during such six month period, such salary payable starting within 60 days of the date of termination with the first installment to cover amounts retroactive to the day immediately following the date of termination and (ii) if Ms. Stanley was participating in our group health plan immediately prior to the date of termination and elects health continuation under COBRA, monthly cash payments in an amount equal to the monthly employer contribution that we would have made to provide health insurance to Ms. Stanley for the period of six months following the date of termination or until such sooner date as Ms. Stanley begins employment with another employer.

In addition, if her employment is terminated without Cause or for Good Reason (each as defined in the agreement)  in immediate anticipation of, concurrently with, or within twelve months following a Change of Control (as defined in the agreement), subject to Ms. Stanley’s execution of a customary separation agreement and unrevoked release, she shall be entitled to receive (i) six months annual salary at the rate in effect at termination payable in lump sum, (ii) an amount equal to the percentage of her annual base salary received as a bonus payment for the calendar year immediately preceding the year of termination multiplied by her base salary received in the year of termination excluding the amount described in the preceding clause (i), payable in lump sum, and (iii) an amount equal to the cost of the premium for continued health insurance coverage at the same average level and on the same terms and conditions which applied immediately prior to the date of termination for six months from the date termination, paid directly to our health insurance provider, provided Ms. Stanley properly elects and maintains continued health insurance.  If Ms. Stanley was not participating in our group health insurance plan at the time of her termination of employment, we shall pay in lieu of the amount described in clause (iii) such amount equal to the monthly payment Ms. Stanley is making to obtain individual health insurance coverage at the same level and on the same terms and conditions which applied immediately prior to the date of termination, subject to Ms. Stanley providing satisfactory proof of her payment of premiums in accordance with our normal expense reimbursement policy.

Potential Payments Upon Termination and Change in Control

The following table and summary set forth potential payments and benefits payable to our current executive officers upon a termination of employment without cause or resignation for good reason or termination of employment without cause or resignation for good reason following a change in control. Our Compensation Committee may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our executive officers assuming the termination occurred on, and their employment was terminated on, December 31, 2012 and, if applicable, a change of control also occurred on such date.

Payments upon certain terminations of employment as set forth in the table below are determined by the terms of our CEO’s employment agreement and the respective named executive officer’s change in control agreements. The amounts payable upon a change in control represent accelerated vesting of options and are determined by the terms of the equity incentive plan under which the options have been granted and the terms of the grant agreement governing the options. Grant agreements for options under our stock option plans generally have provided for 100% acceleration of unvested options for all grantees in connection with a change in control because our Board of Directors believes that this accelerated vesting provides our employees an incentive to assist in the successful completion of a change in control transaction.

Name	Benefit	Without cause or for good reason	Change in control
Vipin K. Garg, Ph.D.	Base salary continuation	$370,000	$370,000
	Bonus	—	—
	Continuation of benefits(1)	26,114	26,114
	Vesting of Options(2)	—	—
	Total	396,114	396,114

Richard I. Eisenstadt(3)	Base salary continuation	—	135,000
	Bonus	—	—
	Continuation of benefits(1)	—	3,959
	Vesting of Options(2)	—	—
	Total	—	138,959

Helmut Thomas, Ph.D.	Base salary continuation	—	136,000
	Bonus	—	—
	Continuation of benefits(1)	—	3,385
	Vesting of Options(2)	—	—
	Total	—	139,385

Franck S. Rousseau	Base salary continuation	—	165,000
	Bonus	—	—
	Continuation of benefits(1)	—	12,344
	Vesting of Options(2)	—	—
	Total	—	177,344

David S. Moore	Base salary continuation	—	125,000
	Bonus	—	—
	Continuation of benefits(1)	—	10,661
	Vesting of Options(2)	—	—
	Total	—	135,661

(1) Amounts shown for continuation of benefits represent estimates for the continuation of medical, disability and other insurance benefits afforded to the executive officers and eligible family members in accordance with the executive officer’s employment agreement and/or change in control agreement.

(2) Upon change of control all awards vest as of the change of control date. This number assumes all outstanding unvested options as of December 31, 2012 held by each named executive officer would vest. The aggregate value reported is based on the spread between the closing stock market price of $0.5402 on December 31, 2012 and the respective exercise price for each option granted. The exercise price of all executive officer unvested options exceeded the closing stock market price on December 31, 2012.

(3) Mr. Eisenstadt resigned as our Chief Financial Officer and VP, Finance effective January 4, 2013.

Grants of Plan-Based Awards

All stock options granted to our executive officers are incentive stock options, to the extent permissible under the Code. The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)(2)	Awards ($)(3)
Vipin K. Garg, Ph.D.	8/07/2012	—	—	—	—	—	—	—	50,000	4.24	66,780
Richard I. Eisenstadt(4)	8/07/2012	—	—	—	—	—	—	—	40,000	4.24	64,244
Helmut Thomas, Ph.D.	8/07/2012	—	—	—	—	—	—	—	90,000	4.24	163,849
Franck S. Rousseau	4/19/2012	—	—	—	—	—	—	—	100,000	3.09	113,364
	8/07/2012	—	—	—	—	—	—	—	8,000	4.24	10,685
David S. Moore	4/19/2012	—	—	—	—	—	—	—	50,000	3.09	57,222

(1) The Company did not pay cash incentive awards in 2012.

(2) Exercise price is equal to the closing market price of the Company’s Common Stock on NASDAQ on the grant date.

(3) The amounts included in this column are the dollar amounts representing the full grant date fair value of each option calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the named executive officers upon option exercise. For information on the valuation assumptions used in calculating this amount, see Note 9 to the Company’s Consolidated Financial Statements included in the 10-K Report.

(4) Mr. Eisenstadt resigned as our Chief Financial Officer and VP, Finance effective January 4, 2013.

Outstanding Equity Awards at December 31, 2012

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remain outstanding as of December 31, 2012.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)(1)	($)(2)	(#)	($)
Vipin K. Garg, Ph.D.	19,492	—	—	12.88	1/1/2014	—	—	—	—
	90,174	—	—	1.75	8/9/2015	—	—	—	—
	64,285	—	—	1.75	2/16/2016	—	—	—	—
	70,713	—	—	2.45	2/1/2017	—	—	—	—
	74,680	—	—	3.78	2/19/2018	—	—	—	—
	74,680	—	—	3.78	2/19/2018	—	—	—	—
	221,283	368,806	—	4.00	4/19/2021	368,806	—	—	—
	—	50,000	—	4.24	8/7/2022	50,000	—	—	—
Richard I. Eisenstadt(3)	447	—	—	11.34	8/12/2013	—	—	—	—
	179	—	—	11.34	10/7/2013	—	—	—	—
	3,167	—	—	12.88	1/1/2014	—	—	—	—
	19,164	—	—	1.75	8/9/2015	—	—	—	—
	12,755	—	—	1.75	2/16/2016	—	—	—	—
	20,000	—	—	2.45	2/1/2017	—	—	—	—
	16,595	—	—	3.78	2/19/2018	—	—	—	—
	16,595	—	—	3.78	2/19/2018	—	—	—	—
	55,776	92,960	—	4.00	4/19/2021	92,960	—	—	—
	—	40,000	—	4.24	8/7/2022	40,000	—	—	—
Helmut Thomas, Ph.D.	35,714	—	—	3.78	2/19/2018	—	—	—	—
	14,285	—	—	3.78	2/19/2018	—	—	—	—
	14,893	—	—	3.78	2/19/2018	—	—	—	—
	14,893	—	—	3.78	2/19/2018	—	—	—	—
	29,490	49,151	—	4.00	4/19/2021	49,151	—	—	—
	—	90,000	—	4.24	8/7/2022	90,000	—	—	—
Franck S. Rousseau	43,750	131,250	—	2.97	10/18/2021	131,250	—	—	—
	—	100,000	—	3.09	4/19/2022	100,000	—	—	—
	—	8,000	—	4.24	8/7/2022	8,000	—	—	—
David S. Moore	46,875	103,125	—	3.50	8/18/2021	103,125	—	—	—
	—	50,000	—	3.09	4/19/2022	50,000	—	—	—

(1) The options covered by the respective grant vest and become exercisable at a rate of 25% of the total grant on the first anniversary of the vesting start date and the remaining 75% vesting in 12 equal quarterly installments over the first 12 quarters following the first anniversary of the vesting start date.

(2) Based on a per share price of $0.5402, which was the closing price per share of our Common Stock on the last trading day of the 2012 fiscal year (December 31, 2012).

(3) Mr. Eisenstadt resigned as our Chief Financial Officer and VP, Finance effective January 4, 2013.

Option Exercises and Stock Vested

There were no options exercised during 2012 with respect to our executive officers.

We did not engage in any repricings or other modifications to any of our executive officers’ outstanding equity awards during the year ended December 31, 2012.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Non-qualified Deferred Compensation

None of our named executive officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Benefit Plans

Our executive officers, employees and contractors participate in the Amended and Restated Tranzyme, Inc. 2011 Stock Option and Incentive Plan, or the 2011 Stock Option and Incentive Plan, the Tranzyme Pharma Plan, the 2003 Stock Option Plan, the 2001 Employee Stock Option Plan, the 2001 Non-Employee Stock Option Plan and 401(k) plan, described below. Generally, shares that are forfeited or canceled from awards under the 2011 Stock Option and Incentive Plan, the Tranzyme Pharma Plan, the 2003 Stock Option Plan, the 2001 Employee Stock Option Plan and the 2001 Non-Employee Stock Option Plan also will be available for future awards.

2011 Stock Option and Incentive Plan

Introduction.    Our 2011 Stock Option and Incentive Plan was adopted by our Board of Directors and approved by our stockholders in March 2011 and became effective in April 2011. On April 19, 2012, our Board of Directors adopted, and on June 7, 2012 our stockholders approved, an amendment and restatement of the 2011 Stock Option and Incentive Plan.  The 2011 Stock Option and Incentive Plan permits us to make grants of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, performance shares and dividend equivalent rights to our executives, employees, non-employee directors and consultants.

Share Reserve.    A total of 3,627,945 shares of Common Stock has been reserved for issuance under the 2011 Stock Option and Incentive Plan, including the number of shares of Common Stock reserved and still available under the Tranzyme Pharma Plan, the 2003 Stock Option Plan, the 2001 Non-Employee Stock Option Plan and the 2001 Employee Stock Option Plan at the time of our initial public offering. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under the 2011 Stock Option and Incentive Plan, the Tranzyme Pharma Plan, the 2003 Stock Option Plan, the 2001 Employee Stock Option Plan and the 2001 Non-Employee Stock Option Plan also will be available for future awards.

Administration.    The 2011 Stock Option and Incentive Plan is administered by either the board or the Compensation Committee of our Board of Directors (in either case, the “administrator”). The administrator has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of the 2011 Stock Option and Incentive Plan.

Eligibility.    All full-time and part-time officers, employees, non-employee directors and other key persons (including consultants and prospective employees) are eligible to participate in the 2011 Stock Option and Incentive Plan, subject to the discretion of the administrator. There are certain limits on the number of awards that may be granted under the 2011 Stock Option and Incentive Plan. For example, no more than 3,627,945 shares of Common

Stock may be granted in the form of stock options or stock appreciation rights to any one individual during any one calendar year period. The maximum performance-based award payable to any grantee in a performance cycle is 3,627,945  shares of Common Stock or $2.0 million if the award is payable in cash. These limits are intended to comply with Section 162(m) of the Code. In addition, no more than 3,627,945 shares of Common Stock may be granted in the form of incentive stock options.

Types of Awards.    The types of awards that are available for grant under the 2011 Stock Option and Incentive Plan are:

•                  incentive stock options;

•                  nonqualified stock options;

•                  stock appreciation rights;

•                  restricted stock awards and units;

•                  unrestricted stock awards;

•                  performance share awards;

•                  cash based awards;

•                  dividend equivalent rights; and

•                  combinations of the above awards.

The exercise price of stock options awarded under the 2011 Stock Option and Incentive Plan may not be less than the fair market value of our Common Stock on the date of the option grant and the term of each option may not exceed ten years from the date of grant. The administrator will determine at what time or times each option may be exercised and, subject to the provisions of the 2011 Stock Option and Incentive Plan, the period of time, if any, after retirement, death, disability or other termination of employment during which options may be exercised. To qualify as incentive stock options, stock options must meet additional federal tax requirements, including a $100,000 limit on the value of shares subject to incentive options which first become exercisable in any one calendar year, and a shorter term and higher minimum exercise price in the case of certain large stockholders.

Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our Common Stock between the exercise date and the date of grant. The administrator determines the terms of stock appreciation rights.

Restricted stock awards are shares of our Common Stock that vest in accordance with terms and conditions established by the administrator. The administrator may also award restricted stock units, which entitle the participant to receive one share of Common Stock at the time the unit vests. The administrator may impose whatever conditions to vesting it determines to be appropriate. For example, the administrator may set restrictions based on the achievement of specific performance goals. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture. The administrator will determine the number of shares of restricted stock or restricted stock units granted to any employee. Our 2011 Stock Option and Incentive Plan also gives the administrator discretion to grant stock awards free of any restrictions.

Performance share awards are awards entitling the grantee to receive shares of our Common Stock upon the attainment of performance goals.

Dividend equivalent rights are awards entitling the grantee to current or deferred payments equal to dividends on a specified number of shares of stock. Dividend equivalent rights may be settled in cash or shares and are subject to other conditions as the administrator shall determine.

Section 162(m).    In connection with performance-based awards (other than stock options or stock appreciation rights) that are intended to satisfy the requirements of Section 162(m) of the Code, each eligible participant’s stock or cash award will be based on one or more pre-established performance targets determined in the discretion of the administrator. Each cash-based award shall specify a cash-denominated payment amount, formula or payment ranges as determined by the administrator. Payment, if any, with respect to a cash-based award may be made in cash or in shares of stock, as the administrator determines.

Transferability.    Unless otherwise determined by the administrator or provided for in a written agreement evidencing an award, our 2011 Stock Option and Incentive Plan does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

Change in Control.    The 2011 Stock Option and Incentive Plan provides that upon the effectiveness of a “sale event” as defined in the 2011 Stock Option and Incentive Plan, except as otherwise provided by the Compensation Committee in the award agreement, all stock options and stock appreciation rights will automatically become fully exercisable and the restrictions and conditions on all other awards with time-based conditions will automatically be deemed waived. Awards with conditions and restrictions relating to the attainment of performance goals may become vested and non-forfeitable in connection with a sale event in the Committee’s discretion. In addition, in the case of a sale event in which the Company’s stockholders will receive cash consideration, the Company may make or provide for a cash payment to participants holding options and stock appreciation rights equal to the difference between the per share cash consideration and the exercise price of the options or stock appreciation rights. All awards will terminate in connection with a sale event unless they are assumed by the successor entity.

Term.    Unless earlier terminated by our Board of Directors, the 2011 Stock Option and Incentive Plan will expire on the tenth anniversary of the latest date our stockholders approved the plan, including any subsequent amendment or restatement. No awards will be granted under the 2011 Stock Option and Incentive Plan after that date.

Amendment or Termination.    Our Board of Directors may amend, suspend, or terminate the 2011 Stock Option and Incentive Plan in any respect at any time, subject to stockholder approval where such approval is required by applicable law or stock exchange rules. Further, certain material amendments to the 2011 Stock Option and Incentive Plan will be subject to approval by our stockholders, including any amendment that increases the number of shares available for issuance under the 2011 Stock Option and Incentive Plan or expands the types of awards available under, the eligibility to participate in, or the duration of, the plan. No amendment to the 2011 Stock Option and Incentive Plan may materially impair any of the rights of a participant under any awards previously granted without his or her written consent. The administrator may not, without prior stockholder approval reduce the exercise price of outstanding stock options or stock appreciation rights or effect repricing through cancellation and re-grants or cancellation of stock options or stock appreciation rights in exchange for cash.

Prior Equity Incentive Plans.

Effective upon the adoption of our 2011 Stock Option and Incentive Plan, the Board of Directors decided not to grant any further awards under the Amended and Restated 2004 Stock Option Plan of Tranzyme Pharma Inc., or the Tranzyme Pharma Plan, the 2003 Stock Option Plan of Tranzyme, Inc., or the 2003 Stock Option Plan, the 2001 Non-Employee Stock Option Plan of Tranzyme, Inc., or the 2001 Non-Employee Stock Option Plan, and the 2001 Employee Stock Option Plan of Tranzyme, Inc., or the 2001 Employee Stock Option Plan. Some of our named executive officers continue to hold equity awards issued pursuant to these prior plans.

401(k) Plan

We maintain a tax-qualified retirement plan that provides all regular employees with an opportunity to save for retirement on a tax-advantaged basis. Under the 401(k) plan, participants may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the plan subject to applicable annual Internal Revenue Code limits. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employee elective deferrals are 100% vested at all times. The 401(k) plan allows for matching contributions to be made by us. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan and all contributions are deductible by us when made.

Compensation Practices Risk Assessment

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and programs are not reasonably likely to have a material adverse effect on our Company. The Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks. The Compensation Committee reviewed the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking and concluded:

•                  our allocation of compensation between cash compensation and long-term equity compensation, combined with our typically four-year vesting schedule, discourages short-term risk taking;

•                  our approach of goal setting, setting of targets with payouts at multiple levels of performance, capping the amount of our incentive payouts, and evaluation of performance results assist in mitigating excessive risk-taking;

•                  our compensation decisions include subjective considerations, which restrain the influence of formulae or objective factors on excessive risk taking; and

•                  our business does not face the same level of risks associated with compensation for employees at financial services (traders and instruments with a high degree of risk).

Director Compensation

General

Our Compensation Committee reviews and makes recommendations to the Board of Directors with respect to director compensation. Following the completion of our initial public offering, our Compensation Committee reviewed the 2011 Thelander Private Company Compensation Report as well as data available on a peer group of companies and information available through our directors’ affiliations to (i) perform a review of our overall director and executive compensation, (ii) benchmark such compensation in relation to other comparable publicly traded companies with which we may compete for talent, and (iii) provide recommendations to ensure that our compensation programs continue to enable us to attract and retain qualified directors and executives through competitive compensation packages.

The peer group of companies used in the evaluation were as follows:

Anthera Pharmaceuticals	Ironwood Pharmaceuticals
AVEO Pharmaceuticals	Movetis
Ikaria	Tengion

Based on its review of the director compensation practices of our peer group and upon the recommendation of our Compensation Committee, our Board of Directors adopted the non-employee director compensation policy set forth below, which became effective on July 1, 2011.

Non-Employee Director Compensation Policy

Set forth below is our Non-Employee Director Compensation Policy. Directors who are also our employees receive no additional compensation (beyond their regular employee compensation) for their services as directors. Dr. Garg is our only director who is also an employee of Tranzyme.

Cash Compensation:
Retainers:
	Chairman of Board	$10,000 per year(1)
	Audit Committee Chairman	$8,000 per year(1)
Board Meetings:
	Per Meeting (in person)	$4,000
	Per Meeting (telephonically)	$3,000
All Committee Meetings:	Per Meeting	$1,000
Equity Compensation:
	Chairman of the Board	60,000 options annually(2)(3)
	Non-employee director	30,000 options annually(2)(3)
	New director	30,000 options maximum(4)

(1) Paid annually after the Company’s Annual Meeting of Stockholders.

(2) Annual option grants are made to all non-employee directors in office after each annual meeting of stockholders. Annual option grants vest 20% upon issuance and 20% on each three-month anniversary of the date of the grant.

(3) At each Annual Meeting at which the director remains on the Board, the non-employee director will be eligible to receive an additional option to purchase a number of shares of the Company’s Common Stock such that all options held by the Chairman represent approximately .25% and for other non-employee directors approximately 0.20%, respectively, of the Company’s total number of outstanding shares of capital stock on a fully-diluted basis.

(4) New director option grants are made on the date that a new non-employee director joins the Board. New director option grants vest 20% upon issuance and 20% on each three-month anniversary of the date of the grant.

2012 Non-Employee Director Compensation

The following table presents information regarding the compensation of our non-employee directors in 2012.

Name	Fees Earned or Paid in Cash ($)(1)		Option Awards ($)(2)		Total ($)
John H. Johnson	36,000		56,762	(5)	92,762
George B. Abercrombie	30,000		85,869	(5)	115,869
Jean-Paul Castaigne, M.D.	20,000		71,338	(5)	91,338
Aaron Davidson(6)	28,000	(3)	85,869	(5)	113,869
Anne M. VanLent	39,000		85,869	(5)	124,869
Alex Zisson	32,000	(4)	85,869	(5)	117,869

(1) Amounts in this column represent fees earned under the Non-Employee Director Compensation Policy.

(2) Amounts in this column represent the grant date fair value of option awards granted to non-employee directors during 2011, computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by non-employee directors. The assumptions made in valuing the option awards reported in this column are discussed in Notes 2 and 9 to the Company’s Consolidated Financial Statements included in the 10-K Report.

(3) Pursuant to an agreement between Mr. Davidson and H.I.G. BioVentures, these director fees are paid directly to H.I.G. BioVentures.

(4) Pursuant to an agreement between Mr. Zisson and Thomas, McNerney & Partners, these director fees are paid directly to Thomas, McNerney & Partners.

(5) On August 7, 2012 the Board of Directors authorized an option grant for the non-employee directors. The Chairman of the Board was granted 21,044 shares, Dr. Castaigne was granted 26,448 shares and all other non-employee directors were granted 31,835 shares. The options have an exercise price per share of $4.24.

(6) Mr. Davidson resigned from the Board of Directors on March 12, 2013.

The aggregate number of shares subject to outstanding option awards held by our non-employee directors as of December 31, 2012 was as follows:

Name	Number of Options Outstanding at December 31, 2012
John H. Johnson	71,044
George B. Abercrombie	56,835
Jean-Paul Castaigne, M.D.	56,835
Aaron Davidson	56,835
Anne M. VanLent	56,835
Alex Zisson	56,835

Limitation of Liability and Indemnification Arrangements

As permitted by the Delaware General Corporation Law, we have adopted provisions in our amended and restated certificate of incorporation and amended and restated bylaws that limit or eliminate the personal liability of our directors. Consequently, a director will not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

•                  any breach of the director’s duty of loyalty to us or our stockholders;

•                  any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•                  any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or

•                  any transaction from which the director derived an improper personal benefit.

These limitations of liability do not alter director liability under the federal securities laws and do not affect the availability of equitable remedies such as an injunction or rescission.

In addition, our amended and restated bylaws provide that:

•                  we will indemnify our directors, officers and, at the discretion of our Board of Directors, certain employees to the fullest extent permitted by the Delaware General Corporation Law; and

•                  we will advance expenses, including attorneys’ fees, to our directors and, at the discretion of our Board of Directors, to our officers and certain employees, in connection with legal proceedings, subject to limited exceptions.

We have also entered into, or intend to enter into, indemnification agreements with each of our executive officers and directors. These agreements will provide that we will indemnify each of our directors to the fullest extent permitted by the Delaware General Corporation Law and advance expenses to each indemnitee in connection with any proceeding in which indemnification is available.

We also maintain management liability insurance to provide insurance coverage to our directors and officers for losses arising out of claims based on acts or omissions in their capacities as directors or officers, including liabilities under the Securities Act of 1933, as amended, or the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling the registrant pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

These provisions may discourage stockholders from bringing a lawsuit against our directors in the future for any breach of their fiduciary duty. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors, officers and certain employees pursuant to these indemnification provisions. We believe that these provisions, the indemnification agreements and the insurance are necessary to attract and retain talented and experienced directors and officers.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has at any time been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis, or the CD&A, contained in this Amended Report. Based on this review and discussion, the Compensation Committee has recommended to our Board of Directors that the CD&A be included in this Amended Report.

Compensation Committee Alex Zisson, Chair Jean-Paul Castaigne, M.D.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us concerning the beneficial ownership of our Common Stock as of April 15, 2013 for:

•                  each person known by us to beneficially own more than 5% of our Common Stock;

•                  each of our directors;

•                  each of our executive officers; and

•                  all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In general, a person is deemed to be the beneficial owner of (i) any shares of our Common Stock over which such person has sole or shared voting power or investment power, plus (ii) any shares which such person has the right to acquire beneficial ownership of within 60 days of April 15, 2013, whether through the exercise of options, warrants or otherwise. Applicable percentages are based on 27,600,437 shares outstanding on April 15, 2013, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address of each beneficial owner named in the table is c/o Tranzyme, Inc., 5001 South Miami Boulevard, Suite 300, Durham, North Carolina 27703.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

More than 5% Stockholders

Thomas, McNerney & Partners, L.P. and affiliates (1)	3,052,754	11.04%
One Landmark Square, Suite 1920
Stamford, Connecticut 06901

H.I.G. Ventures and affiliates (2)	3,046,392	11.02%
1450 Brickell Avenue, 31st Floor
Miami, Florida 33131

BDC Capital Inc. (3)	2,238,825	8.11%
5 Place Ville Marie, Suite 300
Montreal, Québec, Canada H3B 5E7

T. Rowe Price Associates, Inc.(4)	2,122,300	7.69%
100 E. Pratt Street
Baltimore, Maryland 21202

Capital regional et coopérative Desjardins and affiliates (5)	1,262,022	4.57%
2 Complexe Desjardins, #1717
P.O. Box 760
Montreal, Québec, Canada H5B 1B8

QVT Financial LP (6)	1,145,655	4.15%
1177 Avenue of the Americas, 9th Floor
New York, New York 10036

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Current Directors and Executive Officers
Vipin K. Garg (7)	689,068	2.44%
Rhonda L. Stanley (8)	22,500	*
Franck S. Rousseau (9)	90,625	*
David S. Moore (10)	79,175	*
Helmut Thomas (11)	119,105	*
George B. Abercrombie (12)	50,468	*
Jean-Paul Castaigne (13)	51,545	*
John H. Johnson (14)	66,835	*
Anne VanLent (15)	50,468	*
Alex Zisson (16)	3,052,754	11.04%
All executive officers and directors as a group (10 persons)(17)	4,272,543	15.39%

*              Represents beneficial ownership of less than one percent of our Common Stock.

(1)                                 Consists of (i) 2,898,589 shares of Common Stock held of record by Thomas, McNerney & Partners, L.P. (“TMP”); (ii) 92,743 shares of Common Stock held of record by TMP Nominee, LLC (“TMP Nominee”); (iii) 10,954 shares of Common Stock held of record by TMP Associates, L.P. (“TMP Associates”); and (iv) non-qualified stock options to purchase 50,468 shares of Common Stock held of record by Alex Zisson that were exercisable as of, or, exercisable within 60 days of, April 15, 2013.  Thomas, McNerney & Partners, LLC (“TMP GP”), the general partner of TMP and TMP Associates, has voting and dispositive power over the shares held by TMP and TMP Associates.  In addition, TMP Nominee has entered into an agreement that it shall vote and dispose of securities in the same manner as directed by TMP GP with respect to the shares held by TMP and TMP Associates.   James E. Thomas is the manager of TMP Nominee and has shared voting and dispositive power over these securities provided that he is obligated to exercise this voting and dispositive power in the same manner as TMP LLC votes and disposes of the Issuer’s other securities over which TMP LLC exercises voting and dispositive power. James E. Thomas, Alex Zisson, a director of Tranzyme, Pratik Shah and Eric Aguiar are the managers of TMP LLC.  With respect to the ownership information relating to stockholders affiliated with TMP, we have relied on information supplied by TMP on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 12, 2013 and other information known by the Company.

(2)                                 Consists of 3,002,291 shares of Common Stock held in record by H.I.G. Ventures —Tranzyme LLC (“LLC”) and non-qualified stock options to purchase 44,101 shares of Common Stock held of record by Aaron Davidson that were exercisable as of, or, exercisable within 60 days of, April 15, 2013.  Sami Mnaymneh and Anthony Tamer are the sole shareholders and directors of H.I.G.-GPH, Inc., which is the manager of LLC and as such has the power to direct all activities related thereto. Aaron Davidson, former director of Tranzyme, is a Managing Director of an affiliate of LLC. Messrs. Tamer, Mnaymneh and Davidson may be deemed to be indirect beneficial owners of the reported securities, but disclaim beneficial ownership in the securities, except to the extent of any pecuniary interest in such securities.  With respect to the ownership information relating to stockholders affiliated with H.I.G. Ventures, we have relied on information supplied by H.I.G. Ventures on a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2012 and other information known by the Company.

(3)                                 With respect to the ownership information of BDC Capital Inc., we have relied on information supplied by BDC Capital Inc. on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2012.

(4)                                 With respect to the ownership information of T. Rowe Price Associates, Inc., we have relied on information supplied by T. Rowe Price Associates, Inc. on Amendment No. 2 to a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2013.

(5)                                 Consists of (i) 1,232,301 shares of Common Stock held of record by Capital regional et coopérative Desjardins and (ii) 29,721 shares of Common Stock held of record by Desjardins-Innovatech S.E.C.  With respect to the ownership information relating to stockholders affiliated with Capital regional et coopérative Desjardins, we have relied on information supplied by Capital regional et coopérative Desjardins on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2012.

(6)                                 QVT Financial LP (“QVT Financial”) is the investment manager to private investment funds (the “Funds”), which aggregately own 1,145,655 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by the Funds. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,145,655 shares of Common Stock, consisting of the shares owned by the Funds. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Funds, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Funds, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 1,145,655 shares of Common Stock. With respect to the ownership information of stockholders affiliated with QVT Financial, we have relied on information supplied by QVT Financial on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2013.

(7)                                 Shares for Dr. Garg consist of 689,068 Common Stock options that were exercisable as of, or, exercisable within 60 days of, April 15, 2013.

(8)                                 Shares for Ms. Stanley consist of 22,500 Common Stock options that were exercisable as of, or, exercisable within 60 days of, April 15, 2013.

(9)                                 Shares for Dr. Rousseau consist of 90,625 Common Stock options that were exercisable as of, or, exercisable within 60 days of, April 15, 2013.

(10)                          Shares for Mr. Moore consist of 78,125 Common Stock options that were exercisable as of, or, exercisable within 60 days of, April 15, 2013.

(11)                          Shares for Dr. Thomas consist of 119,105 Common Stock options that were exercisable as of, or, exercisable within 60 days of, April 15, 2013.

(12)                          Shares for Mr. Abercrombie consist of 50,468 Common Stock options that were exercisable as of, or, exercisable within 60 days of, April 15, 2013.

(13)                          Shares for Dr. Castaigne consist of 51,545 Common Stock options that were exercisable as of, or, exercisable within 60 days of, April 15, 2013.

(14)                          Shares for Mr. Johnson consist of 66,835 Common Stock options that were exercisable as of, or, exercisable within 60 days of, April 15, 2013.

(15)                          Shares for Ms. VanLent consist of 50,468 Common Stock options that were exercisable as of, or, exercisable within 60 days of, April 15, 2013.

(16)                          Consists of (i) 2,898,589 shares of Common Stock held of record by Thomas, McNerney & Partners, L.P. (“TMP”); (ii) 92,743 shares of Common Stock held of record by TMP Nominee, LLC (“TMP Nominee”); (iii) 10,954 shares of Common Stock held of record by TMP Associates, L.P. (“TMP Associates”); and (iv) non-qualified stock options to purchase 50,468 shares of Common Stock held of record by Alex Zisson that were exercisable as of, or, exercisable within 60 days of, April 15, 2013.  Thomas, McNerney & Partners, LLC (“TMP GP”), the general partner of TMP and TMP Associates, has voting and dispositive power over the shares held by TMP and TMP Associates.  In addition, TMP Nominee has entered into an agreement that it shall vote and dispose of securities in the same manner as directed by TMP GP with respect to the shares held by TMP and TMP Associates.   James E. Thomas is the manager of TMP Nominee and has shared voting and dispositive power over these securities provided that he is obligated to exercise this voting and dispositive power in the same manner as TMP LLC votes and disposes of the Issuer’s other securities over which TMP LLC exercises voting and dispositive power. James E. Thomas, Alex Zisson, a director of Tranzyme, Pratik Shah and Eric Aguiar are the managers of TMP LLC.  With respect to the ownership information relating to stockholders affiliated with TMP, we have relied on information supplied by TMP on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 12, 2013 and other information known by the Company.

(17)                          Includes 1,269,207 Common Stock options that were exercisable as of, or, exercisable within 60 days of, April 15, 2013.

Equity Compensation Plan Information

The following table provides information as of April 15, 2013 regarding shares of Common Stock that may be issued under the Company’s equity compensation plans consisting of the 2011 Stock Option and Incentive Plan, the Tranzyme Pharma Plan, the 2003 Stock Option Plan, the 2001 Non-Employee Stock Option Plan and the 2001 Employee Stock Option Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price per share of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,667,761	(1)	$3.72	(2)	905,604	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	2,667,761		$3.72		905,604

(1) Includes 2,667,761 shares of Common Stock issuable upon the exercise of outstanding options and no shares of Common Stock issuable upon the vesting of restricted stock units. Does not include any shares of restricted stock as no such shares are outstanding. Any such shares outstanding would have been reflected in our total shares outstanding.

(2) Since restricted stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.

(3) As of April 15, 2013, there were 905,604 shares available for grants under the 2011 Stock Option and Incentive Plan, including the number of shares of Common Stock reserved and still available under the Tranzyme Pharma Plan, the 2003 Stock Option Plan, the 2001 Non-Employee Stock Option Plan and the 2001 Employee Stock Option Plan at the time of our initial public offering.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Other than the compensation agreements and other arrangements described under “Compensation Discussion and Analysis” in this Amended Report and the transactions described below, since January 1, 2012, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, had or will have a direct or indirect material interest.

We have adopted a policy that requires all future transactions between us and any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our Audit Committee. Any request for such a transaction must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, the extent of the related party’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

Each of the transactions described below was approved or ratified by a majority of our Board of Directors. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties.

Transactions with Our Executive Officers, Directors and 5% Stockholders

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and certain of our executive officers. These agreements require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Registration Rights

In May 2005, we entered into a registration rights agreement with certain of our 5% stockholders, including affiliates of Thomas McNerney & Partners, L.P., Quaker BioVentures, L.P. and HIG Ventures. Alex Zisson, one of our directors, is affiliated with Thomas McNerney & Partners, L.P., Brenda Gavin, a former director, is affiliated with Quaker Bioventures, and Aaron Davidson, a former director, is affiliated with HIG Ventures. The registration rights agreement grants the parties thereto certain demand, piggyback and Form S-3 registration rights.

Employment and Change in Control Agreements

We have entered into employment agreements with Vipin K. Garg, Ph.D. and change in control agreements with all of our named executive officers, which provide for severance benefits and acceleration of the vesting of awards. For more information regarding these agreements, see the sections entitled “Post Employment Compensation—Potential Payments Upon Termination or Change in Control.”

Stock and Stock Option Awards and Director Compensation

For information regarding stock options and stock awards granted to our named executive officers and directors see “Compensation Discussion and Analysis” and “Director Compensation” in this Amended Report.

Director Independence

As required under the NASDAQ Stock Market, or NASDAQ, listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. Our Board of Directors consults with the Company’s counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NASDAQ, as in effect from time to time. Our Board of Directors has determined that all non-employee members of our Board of Directors, John H. Johnson, George B. Abercrombie, Jean-Paul Castaigne, M.D., Anne M. VanLent and Alex Zisson, are independent under the applicable rules and regulations of the Securities and Exchange Commission and NASDAQ. There are no family relationships among any of our directors or executive officers.

Committees of our Board of Directors

Our Board of Directors has established a Compensation Committee, an Audit Committee and a Nominating and Corporate Governance Committee, each of which operates pursuant to a charter adopted by our Board of Directors. The composition and functioning of all of our committees complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, NASDAQ and the Securities and Exchange Commission rules and regulations. A brief description of these committees and their current membership follows.

Compensation Committee.  The current members of our Compensation Committee are Alex Zisson, who is the chair of the committee, and Jean-Paul Castaigne. Each of the members of our Compensation Committee is independent under the applicable rules and regulations of the SEC, NASDAQ and the Internal Revenue Service.

Audit Committee.  The current members of our Audit Committee are Anne VanLent, who is the chair of the committee, George B. Abercrombie and Alex Zisson. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our Board has determined that Anne VanLent is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. Each of the members of our Audit Committee is independent under the applicable rules and regulations of the SEC and NASDAQ.

Nominating and Corporate Governance Committee.  The current members of our Nominating and Corporate Governance Committee are John H. Johnson and George B. Abercrombie. Each of the members of our Nominating and Corporate Governance Committee is independent under the applicable rules and regulations of the SEC and NASDAQ.

Other Committees.    Our Board of Directors may establish other committees as it deems necessary or appropriate from time to time.

Item 14.         Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

Audit Fees

Aggregate “Audit Fees” paid to Ernst & Young LLP for services rendered during 2012 and 2011 were approximately $438,000 and $425,000, respectively. These amounts consist of fees paid for professional services rendered with respect to annual audits and quarterly reviews of our financial statements, tax return preparation, tax advice and planning, the issuance of a comfort letter in connection with our initial public offering and the issuance of consents in connection with registration statements we filed with the SEC.

Audit Related Fees, Tax Fees, and All Other Fees

No other fees were paid to Ernst & Young LLP in 2012 or 2011.

Pre-Approval Policies and Procedures

Our Audit Committee has established a policy that requires it to pre-approve all services provided by the Company’s independent registered public accounting firm and the fees for such services. The prior approval of our Audit Committee was obtained for all services provided by Ernst & Young LLP in 2012 and 2011 and the fees for such services.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1) and (2)	The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II of the 10-K Report.

(a)(3)	All exhibits filed in the 10-K Report are incorporated herein by reference. See part (b) for exhibits filed as a part of this Amended Report.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Amended Report:

Exhibit No.	Item Title	Filed Herewith or Incorporated by Reference
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+              Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANZYME, INC.
(Registrant)

Date: April 30, 2013	By:	/s/ Vipin K. Garg, Ph.D.
Vipin K. Garg, Ph.D.
President Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vipin K. Garg, Ph.D.	President and Chief Executive Officer	April 30, 2013
Vipin K. Garg, Ph.D.	(Principal Executive Officer)

/s/ Rhonda L. Stanley	Controller	April 30, 2013
Rhonda L. Stanley	(Principal Financial and Accounting Officer)

/s/ John H. Johnson	Chairman of the Board of Directors	April 30, 2013
John H. Johnson

/s/ Jean-Paul Castaigne, M.D.	Director	April 30, 2013
Jean-Paul Castaigne, M.D.

/s/ Anne VanLent	Director	April 30, 2013
Anne VanLent

/s/ George Abercrombie	Director	April 30, 2013
George Abercrombie

/s/ Alex Zisson	Director	April 30, 2013
Alex Zisson