Form 10-Q
period 2013-03-31
TRANZYME INC
filed 2013-05-14
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-35119
___________________________________________________________

TRANZYME, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	63-1192270
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Indentification No.)

5001 South Miami Boulevard, Suite 300
Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of May 6, 2013 was 27,600,437.

TRANZYME, INC.

Cautionary Note Regarding Forward-Looking Statements

 Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Act"), and are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. For this purposes, any statements contained herein, other than statement of historical fact, including statements regarding the proposed merger of Ocera Therapeutics, Inc., or Ocera, with and into Terrapin Acquisition, Inc., a wholly-owned subsidiary of Tranzyme, Inc., and other contemplated transactions (including statements relating to satisfaction of the conditions to and consummation of the proposed merger, the expected ownership of the combined company, the alternatives to the proposed merger, and plans with respect to financing for the combined company), Tranzyme's strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, may be considered forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act and are making this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control.

Risks and uncertainties for Tranzyme and Ocera and of the combined company include, but are not limited to: inability to  complete the proposed merger and other contemplated transactions; liquidity and trading market for shares prior to and following the consummation of the proposed merger and proposed financing; whether Tranzyme is able to maintain its NASDAQ listing; costs and potential litigation associated with the proposed merger; failure or delay in obtaining required approvals by the Securities and Exchange Commission the "SEC" or any other governmental or quasi-governmental entity necessary to consummate the proposed merger, including our ability to file an effective proxy statements in connection with the proposed merger and other contemplated transactions,  which may also result in unexpected additional transaction expenses and operating cash expenditures on the parties; inability or the delay in obtaining required regulatory approvals for product candidates, and/or which may result in unexpected cost expenditures; failure to issue Tranzyme common stock in the proposed merger and other contemplated transactions exempt from registration or qualification requirements under applicable state securities laws; the price of the financing transaction in connection with the proposed merger and contemplated transactions being materially lower than the current weighted average trading price of Tranzyme's common stock, or the aggregate amount of cash received from such financing transaction being less than anticipated; uncertainties in obtaining successful clinical results for product candidates and unexpected costs that may result therefrom; failure to realize any value of certain product candidates developed and being developed, including with respect to OCR-002, in light of inherent risks and difficulties involved in successfully bringing product candidates to market; inability to develop new product candidates and support existing products; the approval by the FDA and EMA and any other similar foreign regulatory authorities of other competing or superior products brought to market; risks resulting from unforeseen side effects; risk that the market for the combined company's products may not be as large as expected; inability to obtain, maintain and enforce patents and other intellectual property rights or the unexpected costs associated with such enforcement or litigation; inability to obtain and maintain commercial manufacturing arrangements with third party manufacturers or establish commercial scale manufacturing capabilities; loss of or diminished demand from one or more key customers or distributors; unexpected cost increases and pricing pressures; continuing or deepening economic recession and its negative impact on customers, vendors or suppliers; failure to obtain the necessary stockholder approvals or to satisfy other conditions to the closing of the proposed merger and the other contemplated transactions; a superior proposal being submitted to either party; uncertainties of cash flows and inability to meet working capital needs; cost reductions that may not result in anticipated level of cost savings or cost reductions prior to or after the consummation of the proposed merger; and risks associated with the possible failure to realize certain benefits of the proposed merger, including future financial, tax, accounting treatment, and operating results.  Many of these factors that will determine actual results are beyond Tranzyme's, Ocera's, or the combined company's ability to control or predict.

Other risks and uncertainties are more fully described in the Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC, and in other filings that Tranzyme makes and will make with the SEC in connection with the proposed transactions, including the proxy statement described below under “Important Information and Where to Find It.” Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The statements made in this Quarterly Report on Form 10-Q speak only as of the date stated herein, and subsequent events and developments may cause our expectations and beliefs to change. While we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise, except as required by law. These forward-looking statements should not be relied upon as representing our views as of any date after the date stated herein.

Important Information and Where to Find It

Tranzyme and Ocera and certain of their directors and executive officers may become participants in the solicitation of proxies from Tranzyme stockholders in connection with the proposed merger and other contemplated transactions. Additional information regarding persons who may, under the rules of the SEC, be deemed to be participants in the solicitation of the Tranzyme stockholders in connection with the proposed merger, and who have interests, whether as security holders, directors or employees of Tranzyme or Ocera or otherwise, which may be different from those of Tranzyme stockholders generally, can be found in the Form 8-K filed by Tranzyme on April 24, 2013, the preliminary proxy statement for the merger transaction filed by Tranzyme on May 14, 2013 and other materials to be filed with the SEC.

This Quarterly Report on Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities.  A definitive proxy statement and a proxy card will be filed with the SEC and will be mailed to Tranzyme's stockholders seeking any required stockholder approvals in connection with the proposed transactions. BEFORE MAKING ANY VOTING OR INVESTMENT DECISION, INVESTORS AND STOCKHOLDERS ARE URGED TO READ THE PROXY STATEMENT (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS THAT TRANZYME MAY FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTIONS. Stockholders may obtain, free of charge, copies of the definitive proxy statement and any other documents filed by Tranzyme with the SEC in connection with the proposed transactions at the SEC's website (http://www.sec.gov), at Tranzyme's website (http://ir.tranzyme.com), or by writing to the Secretary, Tranzyme, Inc. at 5001 South Miami Boulevard, Suite 300, Durham, North Carolina 27703.

“Tranzyme,” “Tranzyme Pharma” and MATCH™ are trademarks or servicemarks of Tranzyme, Inc. All other trademarks are property of their respective owners.

Unless the context otherwise indicates, references in this report to the terms “Tranzyme”, “the Company”, “we,” “our” and “us” refer to Tranzyme, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
Tranzyme, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,812	$15,319
Accounts receivable, net	390	152
Investment tax credits receivable, current portion	731	746
Prepaid expenses and other assets	134	369
Total current assets	12,067	16,586
Investment tax credits receivable	101	—
Furniture, fixtures and equipment, net	841	942
Total assets	$13,009	$17,528
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$736	$1,678
Accrued liabilities	659	840
Current portion of deferred revenue	300	599
Total current liabilities	1,695	3,117
Other long-term liabilities	132	137
Total liabilities	1,827	3,254
Stockholders’ equity:
Preferred Stock, $.00001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common Stock, $.00001 par value; 100,000,000 shares authorized as of March 31, 2013 and December 31, 2012; 27,600,437 shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	144,754	144,413
Accumulated other comprehensive loss	(705)	(665)
Accumulated deficit	(132,867)	(129,474)
Total stockholders’ equity	11,182	14,274
Total liabilities and stockholders’ equity	$13,009	$17,528

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Licensing and royalty revenue	$599	$1,443
Research revenue	—	1,165
Total revenue	599	2,608
Operating expenses:
Research and development	1,856	8,140
General and administrative	2,136	1,948
Total operating expenses	3,992	10,088
Operating loss	(3,393)	(7,480)
Interest expense, net	(2)	(432)
Other income (expense), net	2	(508)
Net loss	$(3,393)	$(8,420)
Net loss per share—basic and diluted	$(0.12)	$(0.34)
Shares used to compute net loss per share—basic and diluted	27,600,437	24,601,447

Other comprehensive income (loss):
Net loss	$(3,393)	$(8,420)
Foreign currency translation adjustment	(40)	20
Comprehensive loss	$(3,433)	$(8,400)

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(3,393)	$(8,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83	84
Loss on extinguishment of debt	—	520
Share-based compensation expense	341	291
Non-cash interest expense	—	105
Changes in operating assets and liabilities:
Accounts receivable and investment tax credits	(341)	(335)
Prepaid expenses and other assets	234	342
Accounts payable	(938)	951
Accrued liabilities	(174)	1,041
Deferred revenue	(300)	(1,394)
Net cash used in operating activities	(4,488)	(6,815)

Investing activities:		(6,815)
Purchases of furniture, fixtures, and equipment	—	(66)
Net cash used in investing activities	—	(66)

Financing activities:
Repayment of debt	—	(4,934)
Proceeds from issuance of notes payable	—	13,434
Proceeds from the exercise of common stock options	—	38
Net cash provided by financing activities	—	8,538
Effect of exchange rate changes on cash	(19)	(5)
Net (decrease) increase in cash and cash equivalents	(4,507)	1,652
Cash and cash equivalents at beginning of period	15,319	40,930
Cash and cash equivalents at end of period	$10,812	$42,582

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Notes to Consolidated Financial Statements
March 31, 2013
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
Tranzyme Pharma is a biopharmaceutical company focused on discovering, developing and commercializing novel, mechanism-based therapeutics. All of the Company's product candidates have been discovered by their scientists using their proprietary chemistry technology platform, MATCH (Macrocyclic Template Chemistry), which enables the Company to construct synthetic libraries of drug-like, macrocyclic compounds in a predictable and efficient manner.
In May 2012, following receipt of the results of two Phase 3 trials, both of which failed to meet their primary and secondary endpoints, the Company stopped development and regulatory activities for ulimorelin.
In December 2012, the Company stopped enrollment and further clinical development of it's product candidate TZP-102, being evaluated in diabetic patients with gastroparesis, following the results of two Phase 2b trials, both of which failed to show superiority over placebo.
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

The Company’s operations since inception have consisted primarily of organizing the Company, conducting research and development including clinical trials and securing financing. In December 2009, the Company entered into its first revenue generating collaboration agreement consistent with the Company’s business objectives and emerged from the development stage. As of March 31, 2013, the Company has incurred losses since inception of $132.9 million. The Company expects to continue to incur losses and requires additional financial resources to advance its products to either commercial stage or liquidity events.

Going Concern

The Company's financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since its inception, expects to incur additional costs and requires additional capital to continue as a going concern. As a result, the Company will require additional funds and will continue to seek private or public equity, debt financing, research funding and revenue or expense sharing from collaborative agreements to meet its capital requirements. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when conditions are favorable. If such funds are not available, management may need to reassess its business plans. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. As a result, there exists substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying balance sheet as of March 31, 2013, statements of comprehensive income for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2013. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2013, and the results of operations for the three month periods ended March 31, 2013 and 2012 and cash flows for the three month periods ended March 31, 2013 and 2012. The December 31, 2012 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three month periods ended March 31, 2013 and 2012 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Investment Tax Credits Receivable

The Company participates in government assistance programs in Quebec, Canada that provide refundable investment tax credits for certain research and development expenditures. The receivable represents management’s estimate of amounts expected to be recovered and is subject to adjustment based upon audit by Canadian taxation authorities. The Company reported investment tax credits receivable using the flow-through method of $832,000 and $746,000 as of March 31, 2013 and December 31, 2012, respectively.

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

Fair Value

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of such instruments as of March 31, 2013 and December 31, 2012. Fair value measurements are classified and disclosed in one of the following three categories:

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

Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (the "FASB") issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules will be effective for the Company in the first quarter of 2013. The adoption of the new accounting rules did not have a material effect on the Company’s financial condition, results of operations or cash flows. The Company chose to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of operations and comprehensive income.

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

The following table sets forth the computation of basic and diluted net loss per share in thousands, except share and per share data:

	Three Months Ended March 31,
	2013	2012
Historical
Numerator:
Net loss	$(3,393)	$(8,420)
Denominator:
Weighted average common shares outstanding	27,600,437	24,601,447
Net loss per share—basic and diluted	$(0.12)	$(0.34)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Three Months Ended March 31,
	2013	2012
Common stock options	2,830,178	2,379,765
Common stock warrants	230,950	175,861

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

The Company recognized $823,000 of the upfront fee as licensing revenue for the three month period ended March 31, 2012. As of March 31, 2013 all deferred revenue recognized under the agreement had been fully amortized. In addition, the Company recognized a reduction in research and development expenses of $90,000 and $35,000 as a result of reimbursement for cost-sharing activities under this agreement for the three month periods ended March 31, 2013, and 2012, respectively.

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

The agreement provided for up to $6.0 million in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. BMS provided $2.5 million in research funding during the six-month extension period ending June 30, 2012 and provided $600,000 in funding during the three-month extension period ending September 30, 2012. BMS provided an additional $375,000 in funding for the three-month extension period ending December 31, 2012. Revenue for development services provided under the agreement was recognized as earned where the Company acted as principal in the transaction.

On January 4, 2013, the Company announced the successful completion of its chemistry-based drug discovery collaboration with BMS. As a result of the joint research efforts, Tranzyme has transferred compounds to BMS for further development across multiple drug targets.
The following is the Company's revenue for the BMS collaboration for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Licensing revenue	$299	$570
Research revenue	—	1,165
Total	$299	$1,735

Open Biosystems, Inc.

In October 2005, the Company entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain intellectual property unrelated to the Company’s product candidates and Macrocyclic Template Chemistry (MATCH) drug discovery technology, as specified in the agreement. The Company earns royalties on annual net sales at rates that vary by licensed product category as defined in the agreement or, through 2010, minimum annual royalties, if greater than earned royalties, until the expiration date of the last-to-expire licensed patent or twelve years, whichever occurs last. Royalty revenue recognized from the licensing agreement was $50,000 for each of the three month periods ended March 31, 2013 and 2012.

5. Notes Payable and Other Liabilities

2010 Notes Payable

On September 30, 2010, the Company entered into a loan and security agreement with two lenders for a total commitment of $13.0 million. On October 1, 2010, the parties executed the related note agreements (the "2010 Notes") and the Company repaid outstanding principal and interest of $3.4 million on previously outstanding notes. The 2010 Notes carried an interest rate equal to 10.75% per annum and were to mature on January 1, 2014. The 2010 Notes were payable in nine installments of interest only followed by thirty installments of principal plus interest. Principal payments on the 2010 Notes commenced in August 2011. In connection with the 2010 loan and security agreement, the Company issued warrants to purchase an aggregate of $520,000 in stock of the Company, which were contingently exercisable for a class and series of shares and exercise price as determined by future events as specified in the agreement.  Upon the closing of the Company's IPO in 2011, the warrants became exercisable for shares of the Company's common stock. The Company determined the fair value of the warrants to be $254,000 and recorded the warrant as a liability with a related debt discount to be amortized as interest expense over the term of the 2010 Notes.

    The Company recognized $20,000 in interest expense, including the amortization of the warrants, for the three month period ended March 31, 2012. The Company recognized no interest expense for the three month period ended March 31, 2013.

2012 Notes Payable

On January 31, 2012, the Company entered into an Amended and Restated Loan and Security Agreement (the "2012 Notes") with the holders of the 2010 Notes whereby the lenders provided the Company with approximately $13.4 million of new proceeds, of which $4.1 million was used to repay a portion of the outstanding principal on the 2010 Notes. The interest rate on all of the outstanding notes was reset to 10.0% per annum. The Company would have made interest only payments through February 1, 2013, and then would have made 30 monthly principal and interest payments through August 1, 2015, to fully amortize the loan. In addition, the approximately $6.6 million of 2010 Notes that were reissued under the 2012 Notes were reamortized to follow the same interest-only period followed by the same 30 monthly principal and interest payments.

    The Company reported this transaction as an extinguishment of debt based on an assessment that the repayment and exchange of debt instruments were on substantially different terms. At the date of the transaction, the Company recognized a loss on extinguishment of $520,000 included in other expense in the consolidated income statement through the three months ended March 31, 2012. During the third quarter of 2012, the Company subsequently determined that this transaction did not represent an extinguishment of debt but instead was a modification of the terms of the 2010 Notes which was accounted for prospectively. As a result, approximately $257,000 was reclassified to interest expense and $263,000 to other balance sheet deferred charges. The impact of this change is entirely non-cash and did not have a material impact on the Company's balance sheet or reported net loss and cash flows for any interim period during 2012.

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

On December 4, 2012, the Company repaid all principal and interest under the 2012 Notes and made aggregate final payments including principal and interest of approximately $21.0 million to the lenders. The Company determined that the early prepayment of the 2012 Notes resulted in an extinguishment of debt instruments resulting in a $1.4 million loss on extinguishment of debt reflected in other expense for the year ended December 31, 2012.

The Company recognized $419,000 in interest expense, including the amortization of the warrants and debt issuance costs, for the three month period ended March 31, 2012. The Company recognized no interest expense for the three month period ended March 31, 2013.

6. Equity Transactions

Warrants

As of March 31, 2013, the following warrants to purchase common stock were outstanding:

Issuance Date	Shares	Exercise Price	Expiration
12/3/2008	28,570	$7.00	12/3/2015
9/30/2010	38,892	$13.37	4/6/2016
1/31/2012	163,488	$3.67	1/31/2022
Total warrants outstanding	230,950

Share-based Compensation

The following summarizes shares outstanding, exercisable and available for grant under the Company's equity compensation plan as of March 31, 2013:

	Shares Outstanding	Shares Exercisable	Weighted Average Exercise Price of Shares Outstanding
Total Shares outstanding as of March 31, 2013	2,812,647	1,459,646	$3.71
Total share issued upon exercise of options	54,580
Total Shares authorized	3,627,945
Total Shares available for grant as of March 31, 2013	760,718

A total of 149,430 options were forfeited during the three month period ended March 31, 2013.
The exercise price of stock options is equal to the closing market price of the underlying common stock on the grant date. The weighted-average assumptions used in the Black-Scholes valuation model for equity awards granted during the three month period ended March 31, 2012 are shown in the table below. No stock options were issued for the three month period ended March 31, 2013.

	Three Months Ended March 31,
	2013	2012
Expected volatility	—%	78.2%
Expected dividends	—	—
Expected life	0	6.25
Risk-free interest rate	—%	1.40%

The Company determines the options’ life based upon the use of the simplified method.  As a newly public company, sufficient history to estimate the volatility and dividend yield of our common stock is not available.  The Company uses a pool of comparable companies as a basis for the expected volatility assumption and dividend yield.  The Company intends to continue to consistently apply this process using the comparable companies until sufficient amount of historical information becomes available. The risk free interest rate is based upon the yield of an applicable Treasury instrument.

The Company recognized non-cash share-based compensation expense to employees in its research and development and selling, general and administrative functions as follows:

	Three Months Ended March 31,
	2013	2012
Research and development	$125,000	$69,000
General and administrative	216,000	222,000
Total	$341,000	$291,000

7. Subsequent Events
On April 24, 2013, the Company announced that it entered into a definitive merger agreement under which Ocera Therapeutics, Inc. (“Ocera”), a privately held biopharmaceutical company developing novel therapeutics for liver diseases, will merge with a subsidiary of Tranzyme in an all-stock transaction. As a result of the merger, Ocera will become a wholly-owned subsidiary of Tranzyme. The merger is expected to create a NASDAQ-listed company focused on the development of novel therapeutics for patients with acute and chronic decompensated liver disease, an area of high unmet medical need. Upon closing, the Company will be named “Ocera Therapeutics, Inc.”
On a pro forma basis, prior to the financing transaction discussed below, based upon the number of shares of Tranzyme common stock to be issued in the merger, current Tranzyme shareholders will own approximately 27.4% of the combined company and current Ocera shareholders will own approximately 72.6% of the combined company. The final number of shares will be subject to adjustments at closing based on each company’s cash levels and other matters at closing. The transaction has been unanimously approved by the board of directors of both companies. In addition, Ocera's stockholders adopted the merger agreement on April 23, 2013. The merger is expected to close in the third quarter of 2013, subject to approval by a majority of Tranzyme stockholders, review by the Securities and Exchange Commission and customary closing conditions as detailed in the merger agreement.

Concurrently with the execution of the merger agreement, Tranzyme entered into a securities purchase agreement pursuant to which certain existing Ocera stockholders agreed to purchase, and it agreed to sell, approximately $20.0 million worth of its common stock at a price to be determined based on the weighted average trading price of Tranzyme’s closing price for the 10 days prior to the closing of the merger. The securities purchase agreement is conditioned on closing of the merger transaction and customary closing conditions as detailed in the securities purchase agreement, and contains customary representations, warranties, covenants and indemnities.
In connection with the merger, Tranzyme plans to effect a reverse stock split intended to increase its trading price to above the minimum requirements of Nasdaq for allowing the company to remain listed following the transaction. Whether Tranzyme will remain listed following the transaction depends on whether Tranzyme will satisfy all of the applicable Nasdaq requirements.
On May 14, 2013, the Company filed a preliminary proxy statement for the merger transaction with the Securities and Exchange Commission.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our Annual Report on Form 10-K, as well as the information relating to such audited financial statements contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K, which includes annual financial statements as of and for the year ended December 31, 2012 as well as our subsequent reports filed with the SEC and other publicly available information.

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
In May 2012, following the receipt of the results of the two Phase 3 trials, both of which failed to meet their primary and secondary endpoints, we stopped development and regulatory activities for ulimorelin.
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

We have incurred significant losses since our inception. As of March 31, 2013 our accumulated deficit was approximately $132.9 million. We expect to incur significant operating losses over the next several years as we continue to develop our product candidates, pursue other strategic opportunities and operating as a public company.

On April 24, 2013, we announced that we entered into a definitive agreement under which Ocera Therapeutics, Inc., or Ocera, a privately held biopharmaceutical company developing novel therapeutics for liver diseases, will merge with a newly-formed subsidiary of our company in an all-stock transaction. The merger is expected to create a NASDAQ-listed company focused on the development of novel therapeutics for patients with acute and chronic decompensated liver disease, an area of high unmet medical need. Upon closing, the company will be named “Ocera Therapeutics, Inc.”

On a pro forma basis, prior to the financing transaction discussed below, based upon the number of shares of our common stock to be issued in the merger, our current shareholders will own approximately 27.4% of the combined company and current Ocera shareholders will own approximately 72.6% of the combined company. The final number of shares will be subject to adjustments at closing based on each company's cash levels and other matters at closing. The transaction has been unanimously approved by the board of directors of both companies. The merger is expected to close in the third quarter of 2013, subject to approval by a majority of our stockholders, review by the Securities and Exchange Commission and customary closing conditions as detailed in the merger agreement.

Concurrently with the execution of the merger agreement, we entered into a securities purchase agreement pursuant to which certain investors agreed to purchase, and it agreed to sell, $20.0 million worth of our common stock at a price to be determined based on the weighted average trading price of our closing price for the 10 days prior to the closing of the merger.

The securities purchase agreement is conditioned on closing of the merger transaction and customary closing conditions as detailed in the securities purchase agreement, and contains customary representations, warranties, covenants and indemnities.

In connection with the merger, we plan to effect a reverse stock split intended to increase its trading price to above the minimum requirements of NASDAQ for allowing us to remain listed following the transaction. Whether we will remain listed following the transaction depends on whether we will satisfy all of the applicable NASDAQ requirements.

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

Under the agreement, Norgine shared the cost of our Phase 3 clinical trials and the cost of procuring clinical manufacturing supply for the trials. Each party was solely responsible for managing and covering the cost of regulatory filings in its own territories. In addition, each party was solely responsible for the cost of any special studies required for regulatory approval specific to its own territory. Costs for development services provided under the agreement are expensed as incurred. Reimbursement of expenses under this agreement are offset against costs as incurred.  We recognized a reduction in research and development expenses of $90,000 and $35,000 as a result of payments received for cost-sharing activities under this agreement for the three month periods ended March 31, 2013 and 2012, respectively.

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

Bristol-Myers Squibb Company.  In December 2009, we entered into a collaboration agreement with BMS to discover, develop and commercialize additional novel compounds discovered using our MATCH technology platform, other than our product candidates and internal programs, against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS was funding our early lead discovery efforts on these targets. BMS will be solely responsible for preclinical and clinical development of all product candidates arising from the collaboration and, if successful products are developed, for their commercialization globally. As part of the agreement, we received a $10.0 million nonrefundable upfront license fee. The $10.0 million nonrefundable upfront license fee was deferred and was being recognized on a straight-line basis over thirty months, the estimated initial research and collaboration period of the agreement. In September 2011, BMS extended the collaboration agreement for an additional six-month period and we changed the amortization period for the remaining unamortized upfront payment from 30 months to 36 months. In April 2012, BMS further extended the research collaboration for an additional three-month period through September 2012, and we further extended the amortization period for the remaining upfront payment from 36 months to 39 months, through March 31, 2013, the estimated period of time over which our involvement in the collaboration is a substantive performance obligation. In September 2012, BMS further extended the research collaboration for an additional three-month period through December 2012, and we further extended the amortization period for the remaining upfront payment from 39 months to 42 months, through June 30, 2013, the estimated period of time over which our involvement in the collaboration is a substantive performance obligation. As of March 31, 2013, we have not received any milestone or royalty payments, and we are not certain if and when we will be eligible for such payments in the future.
     The agreement provided for up to $6.0 million in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. Up to $2.5 million in research funding was provided during the six-month extension period and $600,000 in funding was provided during the three-month extension period through September 30, 2012. Up to $375,000 in funding was provided during the three-month extension period through December 31, 2012. We recognized revenue for reimbursement of research costs under this agreement of $1.2 million for the three month period ended March 31, 2012.

On January 4, 2013, we announced the successful completion of our chemistry-based drug discovery collaboration with BMS. As a result of the joint research efforts, we have transferred compounds to BMS for further development across multiple drug targets. As part of the collaboration agreement, we may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, we would receive graduated single-digit percentage royalties on sales of commercialized products.
Open Biosystems, Inc.  In October 2005, we entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain of our intellectual property unrelated to our product candidates and MATCH drug discovery technology. The agreement provides for royalty revenue on annual net sales at rates ranging from mid-single digits to 20 percent based on sales by licensed product category or, through 2010, minimum annual royalties if greater than earned, until the expiration date of the last-to-expire licensed patent or 12 years, whichever occurs last. We have recognized royalty revenue from this agreement of $50,000 for each of the three month periods ended March 31, 2013, and 2012, respectively.

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

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
ulimorelin	$—	$3,457
TZP-102	644	2,583
Other research and development expenses	1,212	2,100
	$1,856	$8,140

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to preclinical, nonclinical and clinical development costs and drug manufacturing costs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues

The following table summarizes our revenues for the three months ended March 31, 2013, and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Licensing and royalties	$599	$1,443	$(844)	(58)%
Research revenue	—	1,165	(1,165)	(100)%
Total	$599	$2,608	$(2,009)	(77)%

The decrease in licensing and royalties for the three months ended March 31, 2013, was primarily due to a decrease in the amortization of deferred revenue from the upfront licensing fee received from our collaboration agreement with Norgine, which totaled $823,000 for the three month period ended March 31, 2012, as compared to no amortization for the three month period ended March 31, 2013.  The decrease in research revenue was primarily due to a decrease in reimbursable laboratory supply expenses and FTE's as defined in our collaboration agreement with BMS.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Research and development expenses	$1,856	$8,140	$(6,284)	(77)%

The decrease in research and development costs during the three months ended March 31, 2013, was primarily due to a decrease in expenses incurred for our Phase 3 clinical trials for ulimorelin and our Phase 2b trials for TZP-102. Costs related to ulimorelin activities decreased by approximately $3.5 million, primarily due to completion of our Phase 3 clinical trials and the cessation of further development and regulatory activities following the results of the trials. Costs related to our Phase 2b trials for TZP-102 activities resulted in a decrease in clinical trial expenses of approximately $1.9 million primarily due to termination of our clinical activities following the results of these trials, both of which failed to show superiority to placebo. Other research and development expenses decreased by approximately $900,000 primarily due to a reduction in personnel related expenses and other expenses associated with our research activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
General and administrative	$2,136	$1,948	$188	10%

The increase in general and administrative expenses was due primarily to legal expenses incurred for our strategic transaction process.

Other Income (Expense), Net

The following table summarizes our other expense for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Interest expense, net	$(2)	$(432)	$(430)	(100)%
Other income (expense)	2	(508)	510	100%
Total Change in Other Expense	$—	$(940)	$(940)	(100)%

    The decrease in interest expense period was primarily due to a decrease in interest incurred on our term loan for the period. The increase in other income is due to a loss on extinguishment of debt as a result of refinancing of our term loan during the three month period ended March 31, 2012.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses since our inception and we anticipate that we will continue to incur losses for at least the next several years.  Historically, we have financed our operations primarily through private placements of common stock and convertible preferred stock, issuance of convertible promissory notes to our stockholders, upfront payments from strategic partnerships, bank, other lender financing and development grants from governmental authorities and our public offerings of common stock.  As of March 31, 2013, we had $10.8 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

As of March 31, 2013, our cash and cash equivalents funds are invested in money market funds which are currently providing only a minimal return.

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

In connection with the filing of the Form S-3, on May 7, 2012, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell shares of our common stock with aggregate gross sales proceeds of up to $25,000,000, from time to time, through an “at the market” equity offering program, pursuant to which Cowen will act as sales agent. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We have not sold any shares pursuant to the Sales Agreement as of March 31, 2013.

Deficiency Letter from NASDAQ Stock Market
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

Proposed Merger
On April 24, 2013, we announced that we entered into a definitive merger agreement under which Ocera will merge with a newly-formed subsidiary of our company in an all-stock transaction. As a result of the merger, Ocera will become a wholly-owned subsidiary of Tranzyme. The merger is expected to create a NASDAQ-listed company focused on the development of novel therapeutics for patients with acute and chronic decompensated liver disease, an area of high unmet medical need. Upon closing, the company will be named “Ocera Therapeutics, Inc.”

On a pro forma basis, prior to the financing transaction discussed below, based upon the number of shares of our common stock to be issued in the merger, our current shareholders will own approximately 27.4% of the combined company and current Ocera shareholders will own approximately 72.6% of the combined company. The final number of shares will be subject to adjustments at closing based on each company's cash levels and other matters at closing. The transaction has been unanimously approved by the board of directors of both companies. In addition, Ocera's stockholders adopted the merger agreement on April 23, 2013. The merger is expected to close in the third quarter of 2013, subject to approval by a majority of our stockholders, review by the Securities and Exchange Commission and customary closing conditions as detailed in the merger agreement.

Upon completion of the merger, Dr. Vipin K. Garg, Tranzyme's President and Chief Executive Officer, will depart the Company and the role of Chief Executive Officer will be assumed by Dr. Linda Grais, the current President and Chief Executive Officer of Ocera. In addition, Rhonda L. Stanley will cease being Tranzyme's Principal Financial and Accounting Officer but it is currently expected that she will remain with the Company. At the effective time of the merger, the duties of Principal Financial and Accounting Officer will be performed by Dana S. McGowan, the current Chief Financial Officer and Secretary of Ocera.

Concurrently with the execution of the merger agreement, we entered into a securities purchase agreement pursuant to which certain existing Ocera shareholders agreed to purchase, and it agreed to sell, approximately $20.0 million worth of our common stock at a price to be determined based on the weighted average trading price of our closing price for the 10 days prior to the closing of the merger. The securities purchase agreement is conditioned on closing of the merger transaction and customary closing conditions as detailed in the securities purchase agreement, and contains customary representations, warranties, covenants and indemnities.

The financing will be accomplished in a private placement exempt from registration under Section 4(2) and Regulation D under the Securities Act and the rules promulgated thereunder. In connection with the financing transaction, Tranzyme will enter into a registration rights agreement that grants customary registration rights to the Ocera investors. Tranzyme intends to use the proceeds from the financing to help fund a Phase IIb clinical trial for Ocera's OCR-002 product candidate, for working capital and general corporate purposes.

In connection with the merger, we plan to effect a reverse stock split intended to increase its trading price to above the minimum requirements of NASDAQ for allowing us to remain listed following the transaction. Whether we will remain listed following the transaction depends on whether we will satisfy all of the applicable NASDAQ requirements.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2013	2012
Cash Flow from Continuing Operations:
Net cash used in operating activities	$(4,488)	$(6,815)
Net cash used in investing activities	—	(66)
Net cash provided by financing activities	—	8,538
Effect of exchange rate changes on cash	(19)	(5)
Net (decrease) increase in cash and cash equivalents	$(4,507)	$1,652

During the three month periods ended March 31, 2013 and 2012, our operating activities used cash of $4.5 million, and $6.8 million, respectively primarily due to our net losses from the operation of our business and changes in working capital, partially offset by non-cash charges including depreciation expense, share-based compensation expense and the amortization of deferred revenue from our licensing agreements. Cash provided by financing activities for the three months ended March 31, 2012 included $9.3 million of net term loan proceeds offset by principal payments on our previously outstanding term loan.

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

We believe that our existing cash and cash equivalents, together with the net proceeds received from our offerings of our common stock, will be sufficient to fund our anticipated operating requirements into the first quarter of 2014. We have based this estimate on assumptions that may prove to be wrong resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, including our ability to enter into collaborations with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

•	whether we are able to consummate the merger with Ocera;

•	the costs and timing involved in evaluating other strategic opportunities for our company;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the number and characteristics of product candidates that we pursue;

•	the timing and amount of payments received under new or existing strategic collaboration agreements, if any, including upfront payments, milestone payments and royalties;

•	the amount of cost sharing under new or existing strategic collaboration agreements, if any; and

•	our ability to hire qualified employees at salary levels consistent with our estimates to support our growth and development.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. These new accounting rules were effective as of the quarter ended March 31, 2013. The adoption of the new accounting rules did not have a material effect on our financial condition, results of operations or cash flows.

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

Market Risk

Our cash and cash equivalents as of March 31, 2013, consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

Interest Risk

Since the repayment of our term loan in December 2012, we are no longer exposed to market risk from changes in interest rates as it relates to these interest-bearing obligations.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission, on March 28, 2013, which could materially affect our business, financial condition or future results. During the quarterly period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
On April 24, 2013, we announced that we entered into a definitive agreement under which Ocera will merge with a newly-formed subsidiary of our company in an all-stock transaction. Details of the proposed merger, and related transactions, including associated risks, are set forth in this Quarterly Report on Form 10-Q, the Form 8-K filed by us on April 24, 2013, the preliminary proxy statement for the merger transaction filed with the SEC on May 14, 2013 and other materials to be filed with the SEC. A definitive proxy statement and a proxy card will be filed with the SEC and will be mailed to Tranzyme's stockholders seeking any required stockholder approvals in connection with the proposed merger and related transactions. The following are certain risks related the proposed merger.
Risks Related to the Proposed Merger
If the proposed merger with Ocera is not consummated, our business could suffer materially and our stock price could decline.
The consummation of the proposed merger with Ocera is subject to a number of closing conditions, including the approval by our stockholders, approval by NASDAQ of the application for initial listing of our common stock in connection with the merger, and other customary closing conditions. We are targeting a closing of the transaction in the third quarter of 2013.
If the proposed merger is not consummated, we may be subject to a number of material risks, and our business and stock price could be adversely affected, as follows:

•	We have incurred and expects to continue to incur significant expenses related to the proposed merger with Ocera even if the merger is not consummated.

•
The merger agreement contains covenants relating to our solicitation of competing acquisition proposals and the conduct of our business between the date of signing the merger agreement and the closing of the merger. As a result, significant business decisions and transactions before the closing of the merger require the consent of Ocera. Accordingly, we may be unable to pursue business opportunities that would otherwise be in our best interest as a standalone company. If the merger agreement is terminated after we have invested significant time and resources in the transaction process, we will have a limited ability to continue our current operations without obtaining additional financing to fund our operations.

•	We could be obligated to pay Ocera a $500,000 termination fee in connection with the termination of the merger agreement, depending on the reason for the termination.

•	Our collaborators and other business partners and investors in general may view the failure to consummate the merger as a poor reflection on its business or prospects.

•	Some of our business partners may seek to change or terminate their relationships with us as a result of the proposed merger.

•
As a result of the proposed merger, current and prospective employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to retain our key employees, who may seek other employment opportunities.

•	Our management team may be distracted from day to day operations as a result of the proposed merger.

•	The market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed.

In addition, if the merger agreement is terminated and our board of directors determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the merger. In such circumstances, our board of directors may elect to, among other things, divest all or a portion of our business, or take the steps necessary to liquidate all of our business and assets, and in either such case, the consideration that we receive may be less attractive than the consideration to be received by us pursuant to the merger agreement.
Tranzyme's common stock could be delisted from The NASDAQ Global Market if we do not comply with its initial listing standards at the time of the merger and may also be delisted if we do not comply with the continued listing standards.
Pursuant to the NASDAQ Listing Rules, consummation of the merger requires the combined company to submit an initial listing application and, at the time of the merger, meet all of the criteria applicable to a company initially requesting listing (including a $4.00 per share minimum bid price for our common stock). We intend to apply for listing on The NASDAQ Global Market and are seeking stockholder approval of a reverse stock split in order to satisfy the initial listing criteria. While we intend to obtain listing status for the combined company and maintain the same, no guarantees can be made about our ability to do so. In the event the merger is approved by stockholders but the reverse stock split is not, the merger could still be consummated and shares of our common stock would not be listed on a national securities exchange.
As previously announced, on January 2, 2013, we received a letter from the NASDAQ Stock Market notifying them that the minimum bid price per share for its common stock fell below $1.00 for a period of 30 consecutive business days and therefore we did not meet the minimum bid price requirement set forth in NASDAQ Listing Rule 5450(a)(1). We were provided 180 calendar days, or until July 1, 2013, to regain compliance with the minimum bid price requirement. Though we can regain compliance if at any time during the 180-day period the closing bid price of its common stock is at least $1.00 for a minimum of 10 consecutive business days, it is unlikely that we will be able to meeting the minimum listing requirements of NASDAQ unless the merger is consummated and will likely be delisted.
If our common stock is delisted by NASDAQ, the common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None

Item 6.    Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of April 23, 2013, by and among the Company, Terrapin Acquisition, Inc. and Ocera Therapeutics, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed on April 29, 2013).

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

4.7	Form of Warrant to Purchase Stock issued by the Company on January 31, 2012 (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on February 1, 2012).
10.1
Severance Agreement dated as of February 8, 2013 by and between the Company and David Moore. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 12, 2013).

10.2
Retention and Change in Control Agreement dated as of February 8, 2013 by and between the Company and Rhonda L. Stanley. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 12, 2013).

10.3
Securities Purchase Agreement, dated as of April 23, 2013, by and among the Company and certain shareholders of Ocera Therapeutics, Inc. named therein (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on April 29, 2013).

10.4
Registration Rights Agreement, dated as of April 23, 2013, by and among the Company and certain shareholders of Ocera Therapeutics, Inc. named therein (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on April 29, 2013).

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

___________________________________________________________________________________________

*Filed herewith
**Furnished herewith

+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

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

TRANZYME, INC.
(Registrant)

Date:	May 14, 2013	By:	/s/ Vipin K. Garg, Ph.D.
Vipin K. Garg, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2013	By:	/s/ Rhonda L. Stanley
Rhonda L. Stanley
Controller
(Principal Financial and Accounting Officer)