Form 10-Q
period 2013-06-30
Ocera Therapeutics, Inc.
filed 2013-08-14
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-35119
___________________________________________________________

Ocera Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	63-1192270
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

12651 High Bluff Drive, Suite 230
San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

(858) 436-3900
(Registrant’s telephone number, including area code)

Tranzyme, Inc.
5001 South Miami Boulevard, Suite 300
Durham, NC 27703
(Former name or former address, if changed since last report)

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

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2013 was 11,287,943.

OCERA THERAPEUTICS, INC.

Cautionary Note Regarding Forward-Looking Statements

 Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. For this purposes, any statements contained herein, other than statement of historical fact, including statements regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, may be considered forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act and are making this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved.
Our actual results may differ materially from those described in the forward-looking statements set forth in this Form 10-Q and will be affected by a variety of risks and factors that are beyond our control. Those risk factors and uncertainties include, without limitation, discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. The statements made in this Quarterly Report on Form 10-Q speak only as of the date stated herein, and subsequent events and developments may cause our expectations and beliefs to change. These forward-looking statements should not be relied upon as representing our views as of any date after the date stated herein. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.
“Ocera,” the Ocera logo, “Tranzyme,” “Tranzyme Pharma” and MATCH™ are trademarks or servicemarks of Ocera Therapeutics, Inc. All other trademarks are property of their respective owners.

Unless the context otherwise indicates, references in this report to the terms the "combined company", “Ocera”, “the Company”, “we”, “our” and “us” refer to Ocera Therapeutics, Inc. (formerly known as Tranzyme, Inc.) and its subsidiaries after the merger, described herein. The term “Private Ocera” refers to Ocera Subsidiary, Inc. (formerly known as Ocera Therapeutics, Inc.) prior to its merger with Terrapin Acquisition, Inc. a wholly-owned subsidiary of Tranzyme, Inc., which merger was consummated on July 15, 2013, as described elsewhere in this Quarterly Report on Form 10-Q. The term "Tranzyme", refers to Tranzyme, Inc. and its subsidiaries prior to the merger.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
Tranzyme, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,614	$15,319
Accounts receivable, net	143	152
Investment tax credits receivable, current portion	295	746
Prepaid expenses and other assets	285	369
Total current assets	9,337	16,586
Investment tax credits receivable	178	—
Furniture, fixtures and equipment, net	747	942
Total assets	$10,262	$17,528
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$492	$1,678
Accrued liabilities	586	840
Current portion of deferred revenue	—	599
Total current liabilities	1,078	3,117
Other long-term liabilities	127	137
Total liabilities	1,205	3,254
Stockholders’ equity:
Preferred Stock, $.00001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2013 and December 31, 2012	—	—
Common Stock, $.00001 par value; 100,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 2,300,036 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	145,130	144,413
Accumulated other comprehensive loss	(738)	(665)
Accumulated deficit	(135,335)	(129,474)
Total stockholders’ equity	9,057	14,274
Total liabilities and stockholders’ equity	$10,262	$17,528

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Licensing and royalty revenue	$893	$1,340	$1,492	$2,783
Research revenue	—	1,071	—	2,236
Total revenue	893	2,411	1,492	5,019
Operating expenses:
Research and development	1,218	5,535	3,074	13,675
General and administrative	2,152	1,880	4,288	3,828
Total operating expenses	3,370	7,415	7,362	17,503
Operating loss	(2,477)	(5,004)	(5,870)	(12,484)
Interest expense, net	5	(624)	7	(1,056)
Other income (expense), net	4	19	2	(489)
Net loss	$(2,468)	$(5,609)	$(5,861)	$(14,029)
Net loss per share—basic and diluted	$(1.07)	$(2.74)	$(2.55)	$(6.84)
Shares used to compute net loss per share—basic and diluted	2,300,036	2,050,657	2,300,036	2,050,382

Other comprehensive loss:
Net loss	$(2,468)	$(5,609)	$(5,861)	$(14,029)
Foreign currency translation adjustment	(33)	(62)	(73)	(42)
Comprehensive loss	$(2,501)	$(5,671)	$(5,934)	$(14,071)

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(5,861)	$(14,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	154	168
Recognition of deferred revenue	(599)	(2,644)
Loss on extinguishment of debt	—	520
Share-based compensation expense	717	599
Non-cash interest expense	—	233
Changes in operating assets and liabilities:
Accounts receivable and investment tax credits	245	672
Prepaid expenses and other assets	46	275
Accounts payable	(1,169)	703
Accrued liabilities	(195)	537
Net cash used in operating activities	(6,662)	(12,966)

Investing activities:
Purchases of furniture, fixtures, and equipment	—	(69)
Net cash used in investing activities	—	(69)

Financing activities:
Repayment of debt	—	(4,934)
Proceeds from issuance of notes payable	—	13,434
Proceeds from the exercise of common stock options	—	38
Net cash provided by financing activities	—	8,538
Effect of exchange rate changes on cash	(43)	(46)
Net decrease in cash and cash equivalents	(6,705)	(4,543)
Cash and cash equivalents at beginning of period	15,319	40,930
Cash and cash equivalents at end of period	$8,614	$36,387

(See Notes to Consolidated Financial Statements)

Tranzyme, Inc.

Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

On July 15, 2013, Terrapin Acquisition, Inc., a Delaware corporation (“Merger Sub”), a wholly owned subsidiary of Tranzyme, Inc., a Delaware corporation (“Tranzyme”), completed its merger (the “Merger”) with and into Ocera Therapeutics, Inc., a privately held Delaware corporation focused on the development and commercialization of therapeutic products for patients with liver diseases, an unmet medical need (“Private Ocera”), with Private Ocera surviving the Merger. The Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of April 23, 2013, by and among Tranzyme, Private Ocera and Merger Sub. Prior to the Merger, on July 15, 2013, Tranzyme effected a 12-to-1 reverse stock split on its issued and outstanding common stock. The accompanying financial statements and notes to financial statements give retroactive effect to the reverse stock split for all periods presented.

At the effective time of the Merger, each outstanding share of Private Ocera's common stock converted into the right to receive approximately 0.11969414 shares of Tranzyme's common stock. In addition, each outstanding option to purchase Private Ocera's common stock and warrant to purchase Private Ocera's common stock, prior to the effective time of the Merger, was converted into an option or warrant to purchase Tranzyme's common stock. No fractional shares of Tranzyme's common stock were issued in connection with the Merger. Instead, Private Ocera stockholders received cash in lieu of any fractional shares of Tranzyme's common stock such stockholders would have otherwise been entitled to receive in accordance with the Merger Agreement.
Immediately following the Merger, the company changed its name from “Tranzyme, Inc.” to “Ocera Therapeutics, Inc.” The combined company following the Merger may be referred to herein as “the combined company”, “Ocera”, “we”, “our” “us” or the “Company”.
Except as described in Note 7 “Subsequent Events”, the accompanying unaudited consolidated financial statements do not give effect to the Merger. The financial statements have been labeled Tranzyme, Inc. for the purposes of this filing, which was the entity name in effect for the historical periods presented.

Prior to the Merger, Tranzyme, Inc. and its wholly-owned subsidiary, Tranzyme Pharma Inc., a Quebec, Canadian-based biopharmaceutical company (“Tranzyme Pharma”), focused on discovering, developing and commercializing novel, mechanism-based therapeutics.

The Company's business is subject to significant risks consistent with biopharmaceutical companies seeking to develop technologies and product candidates for human therapeutic use. These risks include, but are not limited to, uncertainties regarding research and development, access to capital, obtaining and enforcing patents, receiving regulatory approval and competition with other biotechnology and pharmaceutical companies.

Basis of Presentation

The consolidated financial statements include the accounts of Tranzyme and its subsidiary, Tranzyme Pharma. All significant intercompany balances and transactions have been eliminated. All amounts included in these notes to consolidated financial statements are reported in U.S. dollars, unless otherwise indicated.

Tranzyme's operations since inception have consisted primarily of organizing the company, conducting research and development including clinical trials and securing financing. In December 2009, Tranzyme entered into its first revenue generating collaboration agreement consistent with Tranzyme's business objectives and emerged from the development stage. As of June 30, 2013, Tranzyme had incurred losses since inception of $135.3 million.

Going Concern

Tranzyme's financial statements have been prepared on a basis that assumes that Tranzyme will continue as a going concern and that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Tranzyme has incurred losses since its inception, expects to incur additional costs and requires additional capital to continue as a going concern. As a result, Tranzyme will require additional funds and will continue to seek private or public equity, debt financing, research funding and revenue or expense sharing from collaborative agreements to meet its capital requirements. Even if Tranzyme does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when conditions are favorable. If such funds are not available, management may need to reassess its business plans. There is no assurance that such additional funds will be available for Tranzyme to finance its operations on acceptable terms, if at all. As a result, there exists substantial doubt about Tranzyme's ability to continue as a going concern. Tranzyme's financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Immediately following the consummation of the Merger, the combined company raised approximately $20 million in cash from the sale of shares of the combined company's common stock to certain former stockholders of Private Ocera. See Note 7. The Company expects to continue to incur losses and requires additional financial resources to advance its products to either commercial stage or liquidity events.

2. Summary of Significant Accounting Policies

Unaudited Financial Statements

The accompanying balance sheet as of June 30, 2013, statements of comprehensive income for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2012 contained in Tranzyme's Annual Report on Form 10-K filed with the SEC on March 28, 2013. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Tranzyme's financial position as of June 30, 2013, and the results of operations for the three and six month periods ended June 30, 2013 and 2012 and cash flows for the six month periods ended June 30, 2013 and 2012. The December 31, 2012 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six month periods ended June 30, 2013 and 2012 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Investment Tax Credits Receivable

Tranzyme participates in government assistance programs in Quebec, Canada that provide refundable investment tax credits for certain research and development expenditures. The receivable represents management’s estimate of amounts expected to be recovered and is subject to adjustment based upon audit by Canadian taxation authorities. Tranzyme reported investment tax credits receivable using the flow-through method of $473,000 and $746,000 as of June 30, 2013 and December 31, 2012, respectively.

Revenue Recognition

Tranzyme's revenues generally consist of licensing and royalty revenue and fees for research services from license or collaboration agreements. Tranzyme recognizes revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Royalty revenue is recognized in licensing and royalty revenue as applicable licensed products are sold.

For arrangements that include multiple deliverables, Tranzyme identifies separate units of accounting if certain separation criteria are met in accordance with ASC Topic 605-25, Multiple Element Arrangements. This evaluation requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship. If Tranzyme determines they are separable, Tranzyme will recognize revenue separately for each unit. If management determines the arrangement constitutes a single unit of accounting, revenue will be recognized as a combined unit for the entire arrangement. The consideration for the arrangement is allocated to the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are considered separately for each unit of accounting. Tranzyme typically receives upfront, nonrefundable payments when licensing its intellectual property in conjunction with a research and development agreement. Management believes that these payments generally are not separable from the activity of providing research and development services because the license does not have stand-alone value separate from the research and development services that Tranzyme provides under applicable agreements. Accordingly, Tranzyme accounts for these elements as one unit of accounting and recognizes upfront, nonrefundable payments as licensing and royalty revenue on a straight-line basis over its contractual or estimated performance period, which is typically the term of its research and development obligations. As a result, Tranzyme is often required to make estimates regarding drug development timelines for compounds being developed pursuant to a strategic collaboration agreement. Amounts received in advance of services performed are recorded as deferred revenue until earned.

Tranzyme's strategic collaboration agreements may also contain non-refundable payments. Revenue for non-refundable payments based on the achievement of collaboration milestones beginning January 1, 2011 is recognized in accordance with ASC 605, Subtopic 28, Milestone Method, or ASC 605-28. Under ASC 605-28, a milestone payment is recognized as revenue when the applicable event is achieved if the event meets the definition of a milestone and the milestone is determined to be substantive. ASC 605-28 defines a milestone event as an event having all of the following characteristics: (1) there is substantive uncertainty regarding achievement of the milestone event at the inception of the arrangement; (2) the event can only be achieved based, in whole or in part, on either Tranzyme's performance or a specific outcome resulting from Tranzyme's performance; and (3) if achieved, the event would result in additional payment due to Tranzyme. A milestone is considered substantive if it meets all of the following criteria: (1) the payment is commensurate with either Tranzyme's performance to achieve the milestone or with the enhancement of the value of the delivered item; (2) the payment relates solely to past performance; and (3) the payment is reasonable relative to all of the deliverables and payment terms within the arrangement. If any of these conditions is not met, the milestone payment is deferred and recognized on a straight-line basis over a period determined as discussed above.

Tranzyme's collaboration agreements may also include payment for research and development services provided by Tranzyme on a contractual rate and direct expense basis. Tranzyme's records such payments as revenue in accordance with the agreements when Tranzyme acts as principal in the transaction. In addition, certain of Tranzyme's collaboration agreements contain cost-sharing provisions for development activities. Reimbursable amounts received under these cost sharing provisions are reflected as a reduction of research and development expense.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities including non-cash share-based compensation, costs for third-party contractors to perform research, conduct clinical trials and prepare drug materials, research supplies and facilities costs. Tranzyme accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, patient enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, Tranzyme may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

Income Taxes

 Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Tranzyme's financial statements or tax returns. In estimating future tax consequences, Tranzyme generally considers all expected future events other than enactment of changes in tax law or rates. If it is more likely than not that some or all of a deferred tax asset will not be realized, Tranzyme records a valuation allowance.

     Share-based Compensation

 Share-based awards, including stock options, are recorded at their fair value as of the grant date and recognized to expense on a straight-line basis over the employee's requisite service period, which is generally the vesting period of the award. Share-based compensation expense is based on awards ultimately expected to vest, and therefore the recorded expense includes an estimate of future forfeitures. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The measurement of nonemployee share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period over which services are received. Tranzyme estimates the fair value of share-based awards to employees, directors and non-employees using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs.

Fair Value

Tranzyme's financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of such instruments as of June 30, 2013 and December 31, 2012. Fair value measurements are classified and disclosed in one of the following three categories:

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

Foreign Currency Translation
Tranzyme's consolidated financial statements are presented in U.S. dollars. The financial statements of Tranzyme Pharma are re-measured from the local currency to U.S. dollars, as follows: monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary items at exchange rates in effect when the assets were acquired or non-monetary liabilities incurred. Revenue and expenses are translated at the average exchange rates prevailing during the period of the transaction. The gains and losses resulting from the translation of foreign currency financial statements into U.S. dollars are reported in accumulated other comprehensive income (loss) and are presented in the consolidated statements of comprehensive income and statements of stockholders' deficit.

Recent Accounting Pronouncements

Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board (the "FASB"), or other standards-setting bodies that Tranzyme adopts by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on Tranzyme financial statements upon adoption.

Other Comprehensive Income

In February 2013, the FASB issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules was effective for Tranzyme in the first quarter of 2013. The adoption of the new accounting rules did not have a material effect on Tranzyme's financial condition, results of operations or cash flows. Tranzyme chose to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of operations and comprehensive income.

3. Net Loss per Share

 Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of Tranzyme's common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. Under the treasury-stock method earnings per share data is computed as if the common share equivalents were outstanding at the beginning of the period (or at the time of issuance, if later) and as if the funds obtained from exercise of the common stock equivalents were used to purchase common stock at the average market price during the period. If there is little or no market for the common stock, a reasonable estimate of fair value shall be used.

For purposes of this calculation, preferred stock, stock options and warrants to purchase capital stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share in thousands, except share and per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Historical
Numerator:
Net loss	$(2,468)	$(5,609)	$(5,861)	$(14,029)
Denominator:
Weighted average common shares outstanding	2,300,036	2,050,657	2,300,036	2,050,382
Net loss per share—basic and diluted	$(1.07)	$(2.74)	$(2.55)	$(6.84)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Common stock options	220,392	207,530	227,851	202,922
Common stock warrants	19,243	19,243	19,243	16,938

4. Strategic Collaboration and License Agreements

Norgine B.V.

In June 2010, Tranzyme entered into a collaboration agreement with Norgine B.V. ("Norgine") to develop and commercialize Tranzyme's product candidate, ulimorelin, in a licensed territory that included Europe, Australia, New Zealand, Middle East, North Africa and South Africa. Under the terms of the agreement, Tranzyme received a nonrefundable, upfront payment of $8.0 million. The licensing fee was deferred and was being amortized on a straight-line basis over a period of 31 months, through December 31, 2012, which represented the estimated period of time over which Tranzyme's involvement in the core development phase of the collaboration is a substantive performance obligation.

On July 19, 2012, Tranzyme received notice of termination of its collaboration and license agreement with Norgine which became effective on October 19, 2012. All rights and licenses granted under the agreement by Tranzymey to Norgine terminated and reverted to Tranzyme as of the effective date of the termination and Tranayme incurred no termination penalties.

Tranzyme recognized $823,000 and $1.6 million of the upfront fee as licensing revenue for the three and six month periods ended June 30, 2012, respectively. As of June 30, 2013 all deferred revenue recognized under the agreement had been fully amortized. In addition, Tranzyme recognized a reduction in research and development expenses of $88,000 as a result of reimbursement for cost-sharing activities under this agreement for the six month period ended June 30, 2013. Tranzyme recognized an increase in research and development expenses of $133,000 and $49,000 as a result of payments due Norgine for cost-sharing activities for the three and six month periods ended June 30, 2012, respectively.

Bristol-Myers Squibb Company

In December 2009, Tranzyme entered into a two-year collaboration agreement with Bristol-Myers Squibb Company ("BMS") to discover, develop and commercialize novel macrocyclic compounds, other than Tranzyme's product candidates and internal programs, directed against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS funded Tranzyme's lead discovery efforts on these targets and is primarily responsible for optimizing the identified lead compounds. BMS will be solely responsible for preclinical and clinical development of all products arising from the collaboration and for their commercialization globally. In connection with the agreement, Tranzyme received an upfront license fee of $10.0 million and the Company may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, the Company would receive graduated single-digit percentage royalties and sales milestone payments on annual net sales of commercial products.

The upfront licensing fee was deferred and was initially being amortized on a straight-line basis over a period of 30 months, which represented the estimated period of time over which Tranzyme's involvement in the collaboration is a substantive performance obligation or deliverable. The research program term was to expire in December 2011; however, in September 2011, the research collaboration was extended by BMS for a six-month period through June 2012. As a result of the extension, Tranzyme reassessed the period of time over which Tranzyme's involvement in the collaboration represents a substantive performance obligation or deliverable and changed the amortization period for the remaining deferred upfront licensing fee from 30 months to 36 months. In April 2012, the research collaboration was further extended by BMS for a three-month period through September 2012 and Tranzyme changed the amortization period for the remaining deferred upfront licensing fee from 36 months to 39 months. In September 2012, the research collaboration was further extended by BMS for a three-month period through December 2012 and Tranzyme changed the amortization period for the remaining deferred upfront licensing fee from 39 months to 42 months.

The agreement provided for up to $6.0 million in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. BMS provided $2.5 million in research funding during the six-month extension period ending June 30, 2012 and provided $600,000 in funding during the three-month extension period ending September 30, 2012. BMS provided an additional $375,000 in funding for the three-month extension period ending December 31, 2012. Revenue for development services provided under the agreement was recognized as earned where Tranzyme acted as principal in the transaction.

On January 4, 2013, Tranzyme announced the successful completion of its chemistry-based drug discovery collaboration with BMS. As a result of the joint research efforts, Tranzyme has transferred compounds to BMS for further development across multiple drug targets.
The following is Tranzyme's revenue for the BMS collaboration for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Licensing revenue	$300	$428	$599	$999
Research revenue	—	1,071	—	2,236
Total	$300	$1,499	$599	$3,235

Open Biosystems, Inc.

In October 2005, Tranzyme entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain intellectual property unrelated to Tranzyme's product candidates and Macrocyclic Template Chemistry (MATCH) drug discovery technology, as specified in the agreement. Tranzyme earns royalties on annual net sales at rates that vary by licensed product category as defined in the agreement or, through 2010, minimum annual royalties, if greater than earned royalties, until the expiration date of the last-to-expire licensed patent or twelve years, whichever occurs last. Royalty revenue recognized from the licensing agreement was $45,000 and $79,000 for the three month periods ended June 30, 2013 and 2012, respectively. Royalty revenue recognized from the licensing agreement was $96,000 and $128,000 for the six month periods ended June 30, 2013 and 2012, respectively.

Material Transfer Agreements

During the six month period ended June 30, 2013, Tranzyme entered into two Material Transfer Agreements and billed approximately $798,000 of nonrefundable payments upon transfer of material to the third parties.  Neither Tranzyme nor the third parties have any obligation beyond the delivery of materials and payment, therefore all the revenue was recognized upon completion of the material transfers during the six month period ended June 30, 2013.

5. Notes Payable and Other Liabilities

2010 Notes Payable

On September 30, 2010, Tranzyme entered into a loan and security agreement with two lenders for a total commitment of $13.0 million. On October 1, 2010, the parties executed the related note agreements (the "2010 Notes") and Tranzyme repaid outstanding principal and interest of $3.4 million on previously outstanding notes. The 2010 Notes carried an interest rate equal to 10.75% per annum and were to mature on January 1, 2014. The 2010 Notes were payable in nine installments of interest only followed by thirty installments of principal plus interest. Principal payments on the 2010 Notes commenced in August 2011. In connection with the 2010 loan and security agreement, Tranzyme issued warrants to purchase an aggregate of $520,000 in stock of Tranzyme, which were contingently exercisable for a class and series of shares and exercise price as determined by future events as specified in the agreement.  Upon the closing of Tranzyme's IPO in 2011, the warrants became exercisable for shares of Tranzyme's common stock. Ttanzyme determined the fair value of the warrants to be $254,000 and recorded the warrant as a liability with a related debt discount to be amortized as interest expense over the term of the 2010 Notes.

    Tranzyme recognized $20,000 in interest expense, including the amortization of the warrants, for the six month period ended June 30, 2012. Tranzyme recognized no interest expense for the three or six month period ended June 30, 2013.

2012 Notes Payable

On January 31, 2012, Tranzyme entered into an Amended and Restated Loan and Security Agreement (the "2012 Notes") with the holders of the 2010 Notes whereby the lenders provided Tranzyme with approximately $13.4 million of new proceeds, of which $4.1 million was used to repay a portion of the outstanding principal on the 2010 Notes. The interest rate on all of the outstanding notes was reset to 10.0% per annum. Tranzyme would have made interest only payments through February 1, 2013, and then would have made 30 monthly principal and interest payments through August 1, 2015, to fully amortize the loan. In addition, the approximately $6.6 million of 2010 Notes that were reissued under the 2012 Notes were reamortized to follow the same interest-only period followed by the same 30 monthly principal and interest payments.

    Tranzyme reported this transaction as an extinguishment of debt based on an assessment that the repayment and exchange of debt instruments were on substantially different terms. At the date of the transaction, Tranzyme recognized a loss on extinguishment of $520,000 included in other expense in the consolidated income statement through the six months ended June 30, 2012. During the third quarter of 2012, Tranzyme subsequently determined that this transaction did not represent an extinguishment of debt but instead was a modification of the terms of the 2010 Notes which was accounted for prospectively. As a result, approximately $257,000 was reclassified to interest expense and $263,000 to other balance sheet deferred charges. The impact of this change is entirely non-cash and did not have a material impact on Tranzyme's balance sheet or reported net loss and cash flows for any interim period during 2012.

In connection with the 2012 Notes, Tranzyme issued warrants to purchase an aggregate of 163,488 shares of its common stock at an exercise price of $3.67 per share. The warrants are immediately exercisable, and excluding certain mergers or acquisitions, will expire on January 30, 2022. Tranzyme determined the fair value of the warrants to be $527,000 using the Black-Scholes pricing model and recorded the warrants as a debt discount to be amortized as interest expense over the term of the 2012 Notes using the effective interest rate method.

On December 4, 2012, Tranzyme repaid all principal and interest under the 2012 Notes and made aggregate final payments including principal and interest of approximately $21.0 million to the lenders. Tranzyme determined that the early prepayment of the 2012 Notes resulted in an extinguishment of debt instruments resulting in a $1.4 million loss on extinguishment of debt reflected in other expense for the year ended December 31, 2012.

Tranzyme recognized $629,000 and $1.0 million in interest expense, including the amortization of the warrants and debt issuance costs, for the three and six month period ended June 30, 2012. Tranzyme recognized no interest expense for the three or six month periods ended June 30, 2013.

6. Equity Transactions

Warrants

As of June 30, 2013 the following warrants to purchase common stock were outstanding:

Issuance Date	Shares	Exercise Price	Expiration
12/3/2008	2,380	$84.00	12/3/2015
9/30/2010	3,240	$160.44	4/6/2016
1/31/2012	13,623	$44.04	1/31/2022
Total warrants outstanding	19,243

Share-based Compensation

The following summarizes shares outstanding, exercisable and available for grant under Tranzyme's equity compensation plan as of June 30, 2013:

	Shares Outstanding	Shares Exercisable	Weighted Average Exercise Price of Shares Outstanding
Total Shares outstanding as of June 30, 2013	217,115	118,678	$44.52
Total shares issued upon exercise of options	4,548
Total shares authorized	302,288
Total shares available for grant as of June 30, 2013	80,625

A total of 29,679 options were forfeited during the six months ended June 30, 2013.
The exercise price of stock options is equal to the closing market price of the underlying common stock on the grant date. The weighted-average assumptions used in the Black-Scholes valuation model for equity awards granted during the six month period ended June 30, 2012 are shown in the table below. No stock options were issued for the three or six month period ended June 30, 2013.

	Six Months Ended June 30,
	2013	2012
Expected volatility	—%	76.1%
Expected dividends	—	—
Expected life	—	6.25
Risk-free interest rate	—%	1.38%

Tranzyme determines the options’ life based upon the use of the simplified method.  As a newly public company, sufficient history to estimate the volatility and dividend yield of our common stock is not available.  Tranzyme uses a pool of comparable companies as a basis for the expected volatility assumption and dividend yield.  Tranzyme intends to continue to consistently apply this process using the comparable companies until sufficient amount of historical information becomes available. The risk free interest rate is based upon the yield of an applicable Treasury instrument.

Tranzyme recognized non-cash share-based compensation expense to employees in its research and development and selling, general and administrative functions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$127,000	$89,000	$252,000	$158,000
General and administrative	249,000	219,000	465,000	441,000
Total	$376,000	$308,000	$717,000	$599,000

7. Subsequent Events

Completion of Merger

On July 15, 2013, Tranzyme completed the Merger with Private Ocera merging with Merger Sub. The Merger was effected pursuant to the Merger Agreement. Private Ocera is a clinical stage biopharmaceutical company focused on the development and commercialization of therapeutic products for patients with liver diseases an unmet medical need. The combined company's lead drug candidate is OCR-002, an ammonia scavenger designed to treat patients with acute and chronic liver disease. The Merger will be accounted for as a reverse merger under the acquisition method of accounting. Under the acquisition method of accounting, Private Ocera will be treated as the accounting acquiror and Tranzyme will be treated as the “acquired” company for financial reporting purposes because, immediately upon completion of the Merger, Private Ocera stockholders, prior to the Merger, held a majority of the voting interest of the combined company. The total purchase price for Tranzyme was approximately $15.0 million and will be allocated to identifiable tangible and intangible assets existing as of July 15, 2013 with any residual amount recorded as goodwill.

Prior to the Merger, on July 15, 2013, Tranzyme effected a 12-to-1 reverse stock split on its issued and outstanding common stock. Pursuant to the terms of the Merger Agreement, each outstanding share of Private Ocera common stock was converted into approximately 0.11969414 shares of Tranzyme's common stock (the “Exchange Ratio”). In addition, upon closing of the Merger: (i) all outstanding options to purchase shares of Private Ocera's common stock were assumed by Tranzyme and converted into options to purchase shares of Tranzyme's common stock, in each case appropriately adjusted based on the Exchange Ratio; and (ii) all outstanding warrants to purchase shares of Private Ocera's common stock were assumed by Tranzyme and converted into warrants to purchase shares of Tranzyme's common stock, in each case appropriately adjusted based on the Exchange Ratio. No fractional shares of Tranzyme's common stock were issued in connection with the Merger. Instead, Private Ocera's stockholders received cash in lieu of any fractional shares of Tranzyme common stock that such stockholders would otherwise have been entitled to receive in connection with the Merger. Also, as a result of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, the combined company's stock options and warrants outstanding prior to the reverse stock split were automatically proportionally adjusted based on the 12-to-1 reverse stock split ratio in accordance with the terms of such options, warrants. The reverse stock split did not alter the par value of the Tranzyme's common stock or modify any voting rights or other terms of the common stock.

Also in connection with the completion of the Merger, Tranzyme changed its name from “Tranzyme, Inc.” to “Ocera Therapeutics, Inc.”
Unregistered Sales of Equity Securities

On April 23, 2013, concurrently with the execution of the Merger Agreement, Tranzyme entered into a Securities Purchase Agreement (the “Financing Agreement”) with certain Private Ocera stockholders and their affiliates. Pursuant to the Financing Agreement, immediately following the consummation of the Merger, the Company sold approximately $20 million of its Common Stock (the “Financing”) to the parties at a per share purchase price of $6.0264. Concurrently with the execution of the Financing Agreement, Tranzyme entered into a Registration Rights Agreement that granted customary registration rights to the participants in the Financing.

After giving effect to the Merger and the Financing, the Company had 11,287,943 shares of common Stock outstanding.

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

Unless otherwise indicates, references to the terms the "combined company”, “Ocera”, the "Company”, “we”, “our” and “us” refer to Ocera Therapeutics, Inc. (formerly known as Tranzyme, Inc.) and its subsidiaries after the merger described herein. The term “Private Ocera” refers to Ocera Subsidiary, Inc. (formerly known as Ocera Therapeutics, Inc.) prior to its merger with Terrapin Acquisition, Inc. a wholly-owned subsidiary of Tranzyme, Inc. The term "Tranzyme" refers to the Tranzyme, Inc. and its subsidiaries prior to the merger.

Overview

Introduction
    We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel therapeutics for patients with acute and chronic liver diseases, an area of high unmet medical need. Our lead program, OCR-002, is an ammonia scavenger, designed to treat hyperammonemia (elevated ammonia in the blood) and associated hepatic encephalopathy, a complication of patients with liver cirrhosis. We licensed the compound from University College London Business PLC in 2008. OCR-002 has received Orphan Drug designation and Fast Track status from the U.S. Food and Drug Administration, or FDA, for the treatment of hyperammonemia and associated hepatic encephalopathy, or HE, in patients with liver cirrhosis, acute liver failure and acute liver injury. We have completed Phase 1 and 2a studies in both healthy volunteers and patients with liver cirrhosis using the IV formulation of OCR-002. These studies established safety, tolerability and target dose for OCR-002.
In addition, OCR-002 is the subject of two ongoing, externally-sponsored Phase 2a studies. The first of these studies is evaluating OCR-002 in patients with known liver cirrhosis and elevated ammonia due to upper gastrointestinal bleeding, or UGIB. UGIB is a complication of liver cirrhosis, and often leads to acute HE. The open label phase of this study demonstrated that OCR-002 provides rapid and durable ammonia reduction within 36 hours of treatment. The second part of this study, a double-blind, placebo-controlled study to measure ammonia plasma concentration and improvement in HE is currently enrolling. Data from this study is expected in 2014.
The second externally sponsored Phase 2a study is with the Acute Liver Failure Study Group (ALFSG), funded by the National Institutes of Health. The ALSFG is studying OCR-002 for the treatment of patients with acute liver injury and acute liver failure due to acetaminophen overdose. We are currently planning to initiate a Phase 2b, randomized, double-blind, placebo-controlled, efficacy study of OCR-002 as a treatment for acute hepatic encephalopathy in hospitalized patients with liver cirrhosis. The study is expected to have approximately 200 patients, and is expected to begin in late 2013.
In addition to OCR-002, we have developed Zysa™ (AST-120) a spherical carbon adsorbent, for the treatment of irritable bowel syndrome. We licensed the compound from Kureha Corporation in 2005. In March 2012, Private Ocera received CE Mark for the sale of AST-120 as a medical device for the treatment of diarrhea predominant irritable bowel syndrome (d-IBS) in the European Market. We are currently evaluating strategic options for the commercialization of this product.

Recent Developments

On July 15, 2013, Tranzyme, Inc., or Tranzyme, completed its merger, or the Merger, with Ocera Therapeutics, Inc., a privately held Delaware corporation focused on the development, and commercialization of therapeutic products for patients with liver diseases, an unmet medical need, or Private Ocera, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of April 23, 2013, or the Merger Agreement, by and among Tranzyme, Private Ocera and Terrapin Acquisition, Inc., a wholly-owned subsidiary of Tranzyme, or the Merger Subsidiary. Pursuant to the Merger Agreement, Merger Subsidiary merged with and into Private Ocera, with Private Ocera, renamed as Ocera Subsidiary, Inc., surviving the merger as a wholly-owned subsidiary of the combined company.
Prior to the Merger, on July 15, 2013, Tranzyme effected a 12-to-1 reverse stock split on its issued and outstanding common stock. Upon the closing of the Merger, each outstanding share of Private Ocera's common stock converted into approximately 0.11969414 shares of Tranzyme's common stock. In addition, each outstanding option to purchase Private

Ocera's common stock and warrant to purchase Private Ocera's common stock prior to the effective time of the Merger was converted into an option or warrant to purchase Tranzyme's common stock. No fractional shares of Tranzyme's common stock were issued in connection with the Merger. Instead, Private Ocera's stockholders received cash in lieu of any fractional shares of Tranzyme's common stock such stockholders would have otherwise been entitled to receive in accordance with the Merger Agreement. Immediately following the Merger, the combined company changed its name from “Tranzyme, Inc.” to “Ocera Therapeutics, Inc.”

Immediately following the closing of the Merger, we sold approximately $20 million in shares of our common stock to the certain former stockholders of Private Ocera. In connection with the Financing, we entered into a Registration Rights Agreement that granted customary registration rights to the participants in the Financing. We intend to use the proceeds from the Financing to help fund a Phase 2b clinical trial for Ocera's OCR-002 product candidate, for working capital and general corporate purposes. The Merger will be accounted for as a reverse merger under the acquisition method of accounting. Under the acquisition method of accounting, Private Ocera will be treated as the accounting acquiror and Tranzyme will be treated as the “acquired” company for financial reporting purposes because, immediately upon completion of the Merger, Private Ocera stockholders, prior to the Merger, held a majority of the voting interest of the combined company. The total purchase price for Tranzyme was approximately $15.0 million and will be allocated to identifiable tangible and intangible assets existing as of July 15, 2013 with any residual amount recorded as goodwill.

Approximately 11.3 million shares of our common stock were outstanding as of July 15, 2013 following the consummation of the Merger and the Financing. The reverse stock split did not alter the par value of our common stock or modify any voting rights or other terms of our common stock.
The financial information included in this Management's Discussion and Analysis of Financial Condition and Results of Operations is that of Tranzyme prior to the Merger because the Merger was consummated after the period covered by the financial statements included in this Quarterly Reported on Form 10-Q. Accordingly, the historical financial information included in this Quarterly Report on Form 10-Q, unless otherwise indicated or as the context otherwise requires, is that of Tranzyme and its subsidiaries prior to the Merger.
Tranzyme Overview
Prior to the Merger, Tranzyme was a biopharmaceutical company focused on discovering, developing and commercializing novel, mechanism-based therapeutics. All of Tranzyme's drug discovery activities were based on its proprietary small molecule macrocyclic template chemistry (MATCH™) technology, which has also been successfully used to generate drug candidates in partnership with other pharmaceutical companies. MATCH enables the rapid construct of synthetic libraries of drug-like, macrocyclic compounds in a predictable and efficient manner.
Tranzyme was incorporated in Delaware on January 12, 1998. On December 17, 2003, Tranzyme entered into a business combination with Neokimia Inc., a Quebec, Canada-based chemistry company which now operates under the name Tranzyme Pharma Inc., or Tranzyme Pharma. Tranzyme Pharma is a wholly-owned subsidiary and owns substantially all of Tranzyme's intellectual property and conducts Tranzyme's preclinical research.
In May 2012, following the receipt of the results of the two Phase 3 trials, both of which failed to meet their primary and secondary endpoints, Tranzyme stopped development and regulatory activities for ulimorelin.
In December 2012, Tranzyme stopped enrollment and further clinical development of its product candidate TZP-102, being evaluated in diabetic patients with gastroparesis, following the results of two Phase 2b trials, both of which failed to show superiority over placebo.
Tranzyme has devoted substantially all of its resources to its drug discovery efforts which consist of research and development activities, clinical trials for its product candidates, the general and administrative support of these operations and intellectual property protection and maintenance. To date, Tranzyme has funded its operations principally through private placements of its common stock, preferred stock and convertible debt; bank and other lender financings; and through payments received under collaborative licensing arrangements with Norgine B.V., or Norgine, and Bristol-Myers Squibb Company, or BMS, raising an aggregate of approximately $140.0 million. In April 2011, Tranzyme completed an initial public offering, or IPO, of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-170749) raising an aggregate of $51.4 million in net proceeds. In September 2012, Tranzyme completed a follow-on offering of its common stock pursuant to a Registration Statement on Form S-3 (File No. 333-181215) raising an aggregate of $10.6 million in net proceeds.
Tranzyme has incurred significant losses since its inception. As of June 30, 2013, its accumulated deficit was approximately $135.3 million.

Strategic Partnerships

Norgine, B.V. In June 2010, Tranzyme entered into a license agreement with Norgine, a leading, GI-focused European specialty pharmaceutical company, to co-develop and commercialize ulimorelin in licensed territories that include Europe, Australia, New Zealand, Middle East, North Africa and South Africa. Under the terms of the agreement, Tranzyme received a nonrefundable, upfront license fee of $8.0 million. The $8.0 million nonrefundable up-front payment was deferred and was being recognized on a straight-line basis over 31 months, through December 31, 2012, the estimated period of time over which Tranzyme's involvement in the collaboration was a substantive performance obligation.
Under the agreement, Norgine shared the cost of our Phase 3 clinical trials and the cost of procuring clinical manufacturing supply for the trials. Each party was solely responsible for managing and covering the cost of regulatory filings in its own territories. In addition, each party was solely responsible for the cost of any special studies required for regulatory approval specific to its own territory. Costs for development services provided under the agreement were expensed as incurred. Reimbursement of expenses under this agreement were offset against costs as incurred.
In 2012, following the receipt of the results of Tranzyme's two Phase 3 trials, both of which failed to meet their primary and secondary endpoints, Tranzyme stopped development and regulatory activities for ulimorelin. On July 19, 2012, Tranzyme received notice of termination of the license agreement with Norgine. The termination became effective on October 19, 2012. As a result of the termination agreement, all rights and licenses granted under the agreement by Tranzyme to Norgine terminated and reverted to Tranzyme as of the effective date of the termination. Tranzyme incurred no termination penalties as result of the termination of the agreement.

Bristol-Myers Squibb Company. In December 2009, Tranzyme entered into a collaboration agreement with BMS to discover, develop and commercialize additional novel compounds discovered using Tranzyme's MATCH technology platform, other than Tranzyme's product candidates and internal programs, against a limited number of targets of interest to BMS. Under the terms of the agreement, BMS funded Tranzyme's early lead discovery efforts on these targets. BMS will be solely responsible for preclinical and clinical development of all product candidates arising from the collaboration and, if successful products are developed, for their commercialization globally. As part of the agreement, Tranzyme received a $10.0 million nonrefundable upfront license fee. The $10.0 million nonrefundable upfront license fee was deferred and was being recognized on a straight-line basis over thirty months, the estimated initial research and collaboration period of the agreement. In September 2011, BMS extended the collaboration agreement for an additional six-month period and Tranzyme changed the amortization period for the remaining unamortized upfront payment from 30 months to 36 months. In April 2012, BMS further extended the research collaboration for an additional three-month period through September 2012, and Tranzyme further extended the amortization period for the remaining upfront payment from 36 months to 39 months, through March 31, 2013, the estimated period of time over which Tranzyme's involvement in the collaboration is a substantive performance obligation. In September 2012, BMS further extended the research collaboration for an additional three-month period through December 2012, and Tranzyme further extended the amortization period for the remaining upfront payment from 39 months to 42 months, through June 30, 2013, the estimated period of time over which Tranzyme's involvement in the collaboration is a substantive performance obligation.
The agreement provided for up to $6.0 million in research funding, payable in quarterly installments, over the initial two-year research program to support personnel related expenses, laboratory supplies and equipment to support the discovery efforts. Up to $2.5 million in research funding was provided during the six-month extension period and $600,000 in funding was provided during the three-month extension period through September 30, 2012. Up to $375,000 in funding was provided during the three-month extension period through December 31, 2012. Tranzyme recognized revenue for reimbursement of research costs under this agreement of $2.2 million for the six month period ended June 30, 2012.
On January 4, 2013, Tranzyme announced the successful completion of its chemistry-based drug discovery collaboration with BMS. As a result of the joint research efforts, Tranzyme transferred compounds to BMS for further development across multiple drug targets. As part of the collaboration agreement, we may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, we would receive graduated single- digit percentage royalties on sales of commercialized products. As of June 30, 2013, we have not received any milestone or royalty payments, and we are not certain if and when we will be eligible for such payments in the future.

Open Biosystems, Inc. In October 2005, Tranzyme entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain of Tranzyme's intellectual property unrelated to Tranzyme's product candidates and MATCH drug discovery technology. The agreement provides for royalty revenue on annual net sales at rates ranging from mid-single digits to 20 percent based on sales by licensed product category or, through 2010, minimum annual royalties if greater than earned, until the expiration date of the last-to-expire licensed patent or 12 years, whichever occurs last. Tranzyme has recognized royalty revenue from this agreement of $45,000 and $79,000 for the three month periods ended June 30, 2013 and 2012, respectively, and $96,000 and $128,000 for the six month periods ended June 30, 2013 and 2012, respectively.

Financial Operations Overview

 Revenues
 Tranzyme's revenue consists primarily of licensing and royalty revenue as well as research revenue, which consists of fees for research services from license or collaboration agreements. The upfront licensing fees received pursuant to Tranzyme;s license agreements are deferred and are being recognized in licensing and royalty revenue on a straight-line basis over a period which represents the estimated period of time over which our involvement in the collaboration represents a substantive performance obligation. These fees under Tranzyme's collaboration agreement with BMS are being recognized over a 42 month period, through June 2013, the estimated period of time over which Tranzyme's involvement in the collaboration is a substantive performance obligation. Upfront licensing fees under Tranzyme's license agreement with Norgine were recognized over 31 months. Revenue for research services provided under Tranzyme's collaboration agreement with BMS is recognized in research revenue as such services are performed. Royalty revenue from Tranzyme's agreement with Open Biosystems, Inc. is recognized in licensing and royalty revenue as applicable products are sold.
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
Research and Development
Tranzyme expenses research and development costs as they are incurred. Research and development expenses consist of expenses incurred in the discovery and development of Tranzyme's product candidates, and primarily include:

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
Direct development expenses and certain indirect overhead expenses associated with Tranzyme's research and development activities are allocated to its product candidates. The allocation of indirect overhead is based on management's estimate of the use of such resources on a program-by-program basis. Indirect costs related to Tranzyme's research and development activities that are not allocated to a product candidate, including salaries and benefits for its clinical development personnel, and costs associated with the development of its preclinical product candidates and in support of its discovery collaboration are included in “Other research and development expenses” in the table below.

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
ulimorelin	$1	$905	$1	$4,362
TZP-102	5	2,614	649	5,197
Other research and development expenses	1,212	2,016	2,424	4,116
	$1,218	$5,535	$3,074	$13,675

General and Administrative
General and administrative expenses consist primarily of compensation for employees in executive and administrative functions including non-cash, share-based compensation expense, costs associated with our corporate infrastructure, and professional fees for business development, commercialization activities and market research, accounting and legal services and costs incurred related to the Merger.
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
Other income and expense to date has primarily consisted of costs incurred from extinguishment of debt, changes in the fair value of Tranzyme's warrant liability and gains and losses on foreign currency transactions primarily from purchases made by Tranzyme Pharma.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues

The following table summarizes Tranzyme's revenues for the three months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Licensing and royalties	$893	$1,340	$(447)	(33)%
Research revenue	—	1,071	(1,071)	(100)%
Total	$893	$2,411	$(1,518)	(63)%

The decrease in licensing and royalties for the three months ended June 30, 2013, was primarily due to a decrease in the amortization of deferred revenue from the upfront licensing fee received from Tranzyme's collaboration agreement with Norgine, which totaled $823,000 for the three month period ended June 30, 2012, as compared to no amortization for the three month period ended June 30, 2013. The decrease was offset by an increase in revenue for nonrefundable payments received upon transfer of material to third parties for the three month period ended June 30, 2013. The decrease in research revenue was primarily due to a decrease in reimbursable laboratory supply expenses and FTE's as defined in Tranzyme's collaboration agreement with BMS as a result of completion our development activities with BMS in January 2013.

Research and Development Expenses

The following table summarizes Tranzyme's research and development expenses for the three months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Research and development expenses	$1,218	$5,535	$(4,317)	(78)%

The decrease in research and development costs during the three months ended June 30, 2013, was primarily due to a decrease in expenses incurred for Tranzyme's Phase 3 clinical trials for ulimorelin and our Phase 2b trials for TZP-102. Costs related to ulimorelin activities decreased by approximately $900,000, primarily due to completion of Tranzyme's Phase 3 clinical trials and the cessation of further development and regulatory activities following the results of the trials. Costs related to our Phase 2b trials for TZP-102 activities resulted in a decrease in clinical trial expenses of approximately $2.6 million primarily due to termination of its clinical activities following the results of these trials, both of which failed to show superiority to placebo. Other research and development expenses decreased by approximately $800,000 primarily due to a reduction in personnel related expenses and other expenses associated with Tranzyme's research activities.

General and Administrative Expenses

The following table summarizes Tranzyme's general and administrative expenses for the three months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
General and administrative	$2,152	$1,880	$272	14%

The increase in general and administrative expenses was due primarily the result of increased fees payable to legal and financial advisors as well as other administrative expenses related to the Merger offset by a decrease in other expenses for Tranzyme's pre-commercialization and other business development activities.

Other Income (Expense), Net

The following table summarizes Tranzyme's other expense for the three months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Interest income (expense), net	$5	$(624)	$(629)	(101)%
Other income (expense)	4	19	(15)	(79)%
Total Change in Other Income (Expense)	$9	$(605)

    The decrease in interest expense for the three month period ended June 30, 2013, was primarily due to a decrease in interest incurred on Tranzyme's term loan for the period. Other income is related to foreign currency transactions by Tranzyme Pharma.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenues

The following table summarizes Tranzyme's revenues for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Licensing and royalties	$1,492	$2,783	$(1,291)	(46)%
Research revenue	—	2,236	(2,236)	(100)%
Total	$1,492	$5,019	$(3,527)	(70)%

The decrease in licensing and royalties for the six months ended June 30, 2013, was primarily due to a decrease in the amortization of deferred revenue from the upfront licensing fee received from Tranzyme's collaboration agreement with Norgine, which totaled $1.6 million for the six month period ended June 30, 2012, as compared to no amortization for the six month period ended June 30, 2013. The decrease was offset by an increase in other revenue for nonrefundable payments received upon transfer of material to a third party for the six month period ended June 30, 2013. The decrease in research revenue was primarily due to a decrease in reimbursable laboratory supply expenses and FTE's as defined in our collaboration agreement with BMS as a result of completion our development activities with BMS in January 2013.

Research and Development Expenses

The following table summarizes Tranzyme's research and development expenses for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Research and development expenses	$3,074	$13,675	$(10,601)	(78)%

The decrease in licensing and royalties for the six months ended June 30, 2013, was primarily due to a decrease in the amortization of deferred revenue from the upfront licensing fee received from Tranzyme's collaboration agreement with Norgine, which totaled $1.6 million for the six month period ended June 30, 2012, as compared to no amortization for the six month period ended June 30, 2013. The decrease was offset by an increase in other revenue for nonrefundable payments received upon transfer of material to a third party for the six month period ended June 30, 2013. The decrease in research revenue was primarily due to a decrease in reimbursable laboratory supply expenses and FTE's as defined in Tranzyme's collaboration agreement with BMS as a result of completion our development activities with BMS in January 2013.

General and Administrative Expenses

The following table summarizes Tranzyme's general and administrative expenses for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
General and administrative	$4,288	$3,828	$460	12%

The increase in general and administrative expenses was due primarily the result of increased fees payable to legal and financial advisors as well as other administrative expenses related to the Merger offset by a decrease in other expenses for Tranzyme's pre-commercialization and other business development activities.

Other Income (Expense), Net

The following table summarizes Tranzyme's other expense for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Interest income (expense), net	$7	$(1,056)	$(1,063)	(101)%
Other income (expense)	2	(489)	(491)	(100)%
Total Change in Other Income (Expense)	$9	$(1,545)

    The decrease in interest expense period was primarily due to a decrease in interest incurred on Tranzyme's term loan for the period. The increase in other income is due to a loss on extinguishment of debt as a result of refinancing of Tranzyme's term loan during the six month period ended June 30, 2012.

Liquidity and Capital Resources

Sources of Liquidity

Tranzyme has incurred losses since its inception and we anticipate that the combined company will continue to incur losses for at least the next several years. Historically, Tranzyme has financed our operations primarily through private placements of common stock and convertible preferred stock, issuance of convertible promissory notes to its stockholders, upfront payments from strategic partnerships, bank, other lender financing and development grants from governmental authorities and its public offerings of common stock. As of June 30, 2013, Tranzyme had $8.6 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of June 30, 2013, Tranzyme's cash and cash equivalents funds are invested in money market funds which are currently providing only a minimal return.
On April 6, 2011, Tranzyme completed an initial public offering of its common stock pursuant to a Registration Statement that was declared effective on April 1, 2011 yielding gross proceeds of $54.0 million. The underwriters had 30 days to exercise their option to purchase additional shares at the initial public offering price per share pursuant to an over-allotment option granted to the underwriters. On April 29, 2011, the underwriters partially exercised their over-allotment option and purchased additional shares of Tranzyme's common stock resulting in additional gross proceeds of $3.4 million.
Tranzyme raised approximately $51.4 million in net proceeds from the IPO after deducting underwriting discounts and commissions of $4.0 million and offering expenses of approximately $2.0 million after giving effect to the partial exercise of the underwriters' over-allotment option.
On May 7, 2012, Tranzyme filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the registration of up to $100.0 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 was declared effective on May 29, 2012 and afforded Tranzyme additional financial flexibility. On September 18, 2012, Tranzyme sold shares of its common stock and raised approximately $10.6 million, net of underwriting fees and commissions pursuant to its Form S-3.
In connection with the filing of the Form S-3, on May 7, 2012, Tranzyme entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell shares of its common stock with aggregate gross sales proceeds of up to $25.0 million, from time to time, through an “at the market” equity offering program, pursuant to which Cowen will act as sales agent. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We have not sold any shares pursuant to the Sales Agreement as of June 30, 2013.
On July 15, 2013, we completed our Merger with Private Ocera. Immediately following the consummation of the Merger, we sold approximately $20 million in shares of common stock to the certain stockholders of Private Ocera and their affiliates at a per share purchase price of $6.0264. The Financing was a private placement exempt from registration under Section 4(2) and Regulation D under the Securities Act of 1933, as amended, and the rules promulgated thereunder. In connection with the Financing, we entered into a Registration Rights Agreement that granted customary registration rights to the participants in the Financing.
As previously announced by Tranzyme, on January 2, 2013, Tranzyme received a letter from the NASDAQ Stock Market notifying it that the minimum bid price per share for its common stock fell below $1.00 for a period of 30 consecutive business days and therefore we did not meet the minimum bid price requirement set forth in NASDAQ Listing Rule 5450(a)(1). Tranzyme was provided 180 calendar days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of its common stock had to be at least $1.00 for a minimum of 10 consecutive business days.  On July 2, 2013, Tranzyme received a letter from the NASDAQ Stock Market notifying it that, because it had not regained compliance with such minimum bid price requirement for continued listing, its common stock would be subject to delisting on July 11, 2013 unless it requested a hearing before a NASDAQ Hearings Panel on or before July 9, 2013. Tranzyme timely requested a hearing from the NASDAQ Hearings Panel and stayed the delisting action until after the Merger. The shares of our common stock issued in the Merger and the Financing were listed on The NASDAQ Global Market.  Following the reverse stock split of our common stock and the closing of the Merger on July 15, 2013, our common stock continued to trade but  under the ticker symbol “OCRX.”  By letter dated July 22, 2013, we were informed by the staff of the NASDAQ Stock Market that the bid price deficiency had been cured, and we are in compliance with all applicable listing standards. Therefore, the requested hearing before the NASDAQ Hearings Panel was cancelled by NASDAQ.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2013	2012
Cash Flow from Continuing Operations:
Net cash used in operating activities	$(6,662)	$(12,966)
Net cash used in investing activities	—	(69)
Net cash provided by financing activities	—	8,538
Effect of exchange rate changes on cash	(43)	(46)
Net decrease in cash and cash equivalents	$(6,705)	$(4,543)

During the six month periods ended June 30, 2013 and 2012, Tranzyme's operating activities used cash of $6.7 million, and $13.0 million, respectively, primarily due to Tranzyme's net losses from the operation of our business and changes in working capital, partially offset by non-cash charges including depreciation expense, share-based compensation expense and the amortization of deferred revenue from Tranzyme's licensing agreements. Cash provided by financing activities for the six months ended June 30, 2012 included $9.3 million of net term loan proceeds offset by principal payments on Tranzyme's previously outstanding term loan.

The Combined Company Following the Merger
We believe the Merger will form a leading orphan liver disease biopharmeutical company. The combined company's lead drug candidate is OCR-002, for patients with acute and chronic liver diseases, an area of high unmet medical need. OCR-002 is an ammonia scavenger designed to treat hyperammonemia (elevated ammonia in the blood) and associated hepatic encephalopathy, a complication of patients with liver cirrhosis. We licensed the compound from UCL Business PLC in 2008. OCR-002 has received Orphan Drug designation and Fast Track status from the FDA for the treatment of hyperammonemia and associated HE in patients with liver cirrhosis, acute liver failure and acute liver injury. We have completed Phase 1 and 2a studies in both healthy volunteers and patients with liver cirrhosis using the IV formulation of OCR-002. These studies established safety, tolerability and target dose for OCR-002.
In addition, OCR-002 is the subject of two ongoing, externally-sponsored Phase 2a studies. The first of these studies is evaluating OCR-002 in patients with known liver cirrhosis and elevated ammonia due to upper gastrointestinal bleeding, or UGIB. UGIB is a complication of liver cirrhosis, and often leads to acute HE. The open label phase of this study demonstrated that OCR-002 provides rapid and durable ammonia reduction within 36 hours of treatment. The second part of this study, a double-blind, placebo-controlled study to measure ammonia plasma concentration and improvement in HE is currently enrolling. Data from this study is expected in 2014.
The second externally sponsored Phase 2a study is with the Acute Liver Failure Study Group (ALFSG), funded by the National Institutes of Health. The ALSFG is studying OCR-002 for the treatment of patients with acute liver injury and acute liver failure due to acetaminophen overdose. We is currently planning to initiate a Phase 2b, randomized, double-blind, placebo-controlled, efficacy study of OCR-002 as a treatment for acute hepatic encephalopathy in hospitalized patients with liver cirrhosis. The study is expected to have approximately 200 patients, and enrollment is expected to begin in late 2013.
In addition to OCR-002, we have developed Zysa™ (AST-120) a spherical carbon adsorbent, for the treatment of irritable bowel syndrome. We licensed the compound from Kureha Corporation in 2005. In March 2012, Private Ocera received CE Mark for the sale of AST-120 as a medical device for the treatment of diarrhea predominant irritable bowel syndrome (d-IBS) in the European Market. We are currently evaluating strategic options for the commercialization of this product.
Capital Resources and Funding Requirements

The combined company will require substantial funds to continue its research and development programs and to fulfill our planned operating goals. We expect to continue to incur substantial operating losses in the future and that our operating expenses will fluctuate as we continue to develop our clinical product candidates, pursue other strategic opportunities and operating as a public company. In particular, currently planned operating capital requirements include the need for working capital to support our research and development activities for our drug candidates that we are seeking to develop, and to fund our general and administrative costs and expenses.
Following the Merger, the use of our cash flows for operations will primarily consist of salaries and wages for our employees, our facilities and facility-related costs for our offices, laboratory facilities, fees paid in connection with clinical studies, preclinical studies, laboratory supplies, consulting fees, and legal fees. We expect that costs associated with clinical studies will increase in future periods assuming that our lead product candidate, OCR-002, advances into further stages of clinical testing and our other preclinical candidates reach clinical trials. We expect to continue to use cash in operations as we continue to seek to advance our orphan drug programs through clinical development and preclinical testing.
We expect to fund our research and development expenses from our current cash and cash equivalents, from proceeds from the $20 million Financing, from cost-sharing reimbursement payments received from collaboration agreements, if any, and potentially, additional financing transactions or collaboration arrangements.
 Operating losses may be incurred over the next several years as we commence the development and seek regulatory approval for OCR-002, our pre-clinical product candidates, or other product candidates. At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates, or the period, if any, in which material net cash inflows may commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing our product candidates, including:

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
Our ability to finance ourselves will depend heavily on our ability to obtain favorable results in the ongoing clinical trials of OCR-002 and to successfully develop and commercialize OCR-002. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong resulting in the use of our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, including our ability to enter into collaborations with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amount of increased capital required to become profitable. Our future funding requirements will depend on many factors, including:

•	unanticipated costs in our research and development programs;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the number and characteristics of product candidates that we pursue;

•	the timing and amount of payments received under new or existing strategic collaboration agreements, if any, including upfront payments, milestone payments and royalties;

•	the amount of cost sharing under new or existing strategic collaboration agreements, if any; and

•	our ability to hire qualified employees at salary levels consistent with our estimates to support our growth and development.
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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. These new accounting rules were effective as of the quarter ended March 31, 2013. The adoption of the new accounting rules did not have a material effect on Tranzyme's financial condition, results of operations or cash flows for the six month period ended June 30, 2013.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We incur a substantial amount of our research and development expenses through our Canadian subsidiary. In addition, Tranzyme has historically contracted with third-party providers to manufacture product and to conduct clinical trials and perform other research and development activities in Europe. Accordingly, we are exposed to fluctuations in foreign currency exchange rates in connection with the liabilities incurred by us in these relationships. We do not currently hedge our exposures to foreign currency fluctuations.

Market Risk

Tranzyme's cash and cash equivalents as of June 30, 2013, consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

Interest Risk

Since the repayment of Tranzyme's term loan in December 2012, we are no longer exposed to market risk from changes in interest rates as it relates to these interest-bearing obligations.

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

Item 1A.  Risk Factors

 We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risk factors described below pertain to the combined company following the closing of the Merger effected July 15, 2013 as described elsewhere in this Quarterly Report on Form 10-Q. These risk factors should be carefully considered, which risk factors could materially affect the combined business, its financial conditions or future results.
Risks Related to Our Business and the Development, Regulatory Approval and Commercialization of our Product Candidates
The failure to integrate successfully the businesses of the combined company could adversely affect our future results.
The success of the Merger will depend, in large part, on our ability to realize the anticipated benefits from combining the businesses of Tranzyme and Private Ocera. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the Merger. Potential difficulties that may be encountered in the integration process include the following:

•	using our cash and assets efficiently to develop our business;

•	appropriately managing our liabilities;

•	potential unknown or currently unquantifiable liabilities associated with the Merger and our operations; and

•	performance shortfalls as a result of the diversion of the management's attention caused by integrating the companies' operations.
Our success will depend in part on relationships with third parties, which relationships may be affected by third-party preferences or public attitudes about the Merger. Any adverse changes in these relationships could adversely affect our business, financial condition or results of operations.
Our success will be dependent on our ability to maintain and renew the business relationships of both Tranzyme and Private Ocera and to establish new business relationships. There can be no assurance that our management will be able to maintain such business relationships, or enter into or maintain new business contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition or results of operations.
We depend substantially on the success of our product candidate, OCR-002, and we may not successfully complete the development of OCR-002, obtain regulatory approval or successfully commercialize it.
We have invested a significant portion of our time and financial resources in the development of our clinical stage product candidates, ulimorelin for acceleration of postoperative gastrointestinal (GI) recovery, and TZP-102 for the treatment of symptoms associated with diabetic gastroparesis. In light of the results of our phase 3 clinical trials of ulimorelin and phase 2 clinical trials of TZP-102, we have stopped all development and new drug application, or NDA, related activities for ulimorelin and TZP-102. As a result, our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for, and successfully commercialize OCR-002 for the treatment of hyperammonemia and associated hepatic encephalopathy, or HE, in patients with liver cirrhosis, acute liver failure and acute liver injury. The process to develop, obtain regulatory approval for and commercialize OCR-002 is long, complex and costly.
We have not submitted an NDA or received regulatory approval to market for any of our product candidates in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the U.S. Food and Drug Administration, or FDA, for each therapeutic indication to establish each product candidate's safety and efficacy. Our product candidates, and any future product candidates, may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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
The FDA, EMA and other regulators have substantial discretion in the approval process and may form an opinion, after review of our data, that the new drug application, or NDA, is insufficient to allow approval of OCR-002 for either HE or acute liver failure. The FDA may require that we conduct additional clinical, nonclinical, manufacturing validation or drug product quality studies and submit such data before it will consider or reconsider the NDA. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve the use of OCR-002 for either HE or acute liver failure. If any of these outcomes occur, we may not receive approval for OCR-002. Even if we obtain FDA approval for OCR-002, the approval might contain significant limitations related to use restrictions for certain age groups, warnings, precautions or contraindications, or may be subject to significant post-marketing studies or risk mitigation requirements. If we are unable to successfully commercialize OCR-002, we may not be able to earn sufficient revenues to continue our business.
The ability to show a statistically significant reduction in the clinical severity of Hepatic Encephalopathy in our planned phase 2b and phase 3 studies highly depends on the efficacy of OCR-002.
To date, the clinical trials relating to OCR-002 have studied, as a primary endpoint, the ability of OCR-002 to reduce plasma ammonia in the patient population. While we believe that a reduction in patient's plasma ammonia levels is linked to our planned HE endpoint of a reduction in the clinical severity of Hepatic Encephalopathy, which we intend to use in our phase2b and phase 3 studies, the study results may not bear this out.
Any safety or efficacy concerns, or delays in enrollment, relating to the two externally sponsored phase 2a studies of OCR-002 may delay or prevent approval of OCR-002.
There are two externally sponsored phase 2a studies that are ongoing. A study of OCR-002 was initiated in patients with liver cirrhosis and upper GI bleeding. While, in an open label portion of the study, the first cohort of patients suggested that the drug is well tolerated and provides rapid and durable ammonia reduction within 36 hours of treatment, there can be no assurance that similar results will be demonstrated in the ongoing double-blind, placebo-controlled portion of the study designed to measure ammonia plasma concentration. If the results of this phase 2a study, which are currently planned for 2014, are not positive, we may need to spend additional time evaluating the results and our OCR-002 development plans.
The National Institutes of Health is funding a second phase 2a study of OCR-002, the Acute Liver Failure Study Group, for the treatment of patients with acute liver injury, as well as those that have progressed to acute liver failure following acetaminophen overdose. Enrollment in this clinical trial is ongoing. In March 2013, the FDA approved less restrictive enrollment inclusion criteria for the study, which we believe will allow for a somewhat more rapid enrollment of patients. However, there can be no assurance that enrollment will occur on a timely basis or that the study will ever achieve full enrollment. In the event that safety or efficacy concerns are raised by this study, we may no longer be able to pursue an acute liver failure indication for OCR-002.
The patient populations suffering from both HE and acute liver failure are small. If we are unable to timely enroll our clinical trials or reach the desired enrollment levels, our development program for OCR-002 will likely be delayed.
We estimate that in the United States, the annual number of hospitalizations due to HE is approximately 150,000 cases, and the annual number of hospitalizations due to acute liver failure is approximately 2,000-3,000. To date, the largest clinical trial studying OCR-002 involved approximately 77 patients. We currently plan to enroll substantially greater numbers of patients in our anticipated phase 2b study and, if the phase 2b study is successful, our future phase 3 studies. If the enrollment in these studies is delayed, it will result in delays in our OCR-002 development program and the time to commercialization.
To obtain regulatory approval to market OCR-002 in additional indications and formulations, additional costly and lengthy clinical studies will be required, and the results are uncertain.
As part of the regulatory approval process, we will conduct, at our own expense, nonclinical and clinical studies for each indication and formulation that we intend to pursue. We expect the number of nonclinical and clinical studies that the regulatory authorities will require will vary. Generally, the number and size of clinical trials required for approval depends on the nature of the disease and size of the expected patient population that may be treated with a drug. We may need to perform additional nonclinical and clinical studies, which could result in delays in our ability to market OCR-002 for any additional indications, or in additional formulations.
Serious adverse events or other safety risks could require us to abandon development and preclude or limit approval of OCR-002 to treat HE or acute liver failure.
We may voluntarily suspend or terminate our clinical trials if at any time we believes that they present an unacceptable risk to participants or if preliminary data demonstrates that one of our product candidates is unlikely to receive regulatory approval or unlikely to be successfully commercialized. In addition, regulatory agencies, institutional review boards or data safety monitoring boards may at any time order the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate a clinical trial of OCR-002 to treat HE or acute liver failure, the commercial prospects for
OCR-002 will be harmed and our ability to generate product revenues from OCR-002 may be delayed or eliminated.
Even though we have received orphan drug designation, we may not receive orphan drug exclusivity for OCR-002.
As part of our business strategy, we have obtained orphan drug designation in the United States for OCR-002 for the treatment of both HE and acute liver failure. We have also obtained orphan drug designation in the European Union for
OCR-002 for the treatment of acute liver failure and are planning to submit such a request for the HE indication in the near future. In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA, to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines "same drug" as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. To obtain orphan drug exclusivity for a drug that shares the same active chemical entity as an already orphan designated drug, it must be demonstrated to the FDA that the drug is safer or more effective than the approved orphan designated drug, or that it makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.
Even if we obtain orphan drug exclusivity for OCR-002, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition.
Even if the FDA approves OCR-002 in the United States, we may never obtain approval for or commercialize OCR-002 outside of the United States, which would limit our ability to realize our full market potential.
In order to market OCR-002 outside of the United States, we must comply with the regulatory requirements of, and obtain the required regulatory approvals in, other countries. Clinical trials conducted in one country may not be accepted by the regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of OCR-002 in those countries. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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
If we obtain approval to commercialize OCR-002 outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.
If OCR-002 is approved outside the United States, we will likely enter into agreements with third parties to commercialize and distribute OCR-002 outside the United States. We expect that we will be subject to additional risks related to entering into or maintaining these international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	differing U.S. and foreign drug import and export rules;

•	reduced protection for intellectual property rights in foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different reimbursement systems;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	potential liability resulting from development work conducted by these distributors; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.
Our products and product candidates are subject to extensive regulatory requirements.

Even if a drug is FDA-approved, regulatory requirements still impose significant restrictions on a product's indicated uses and marketing and the FDA may impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance.
AST-120 is and OCR-002, if approved, will be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in any jurisdiction in which we or a partner commercialize the product. In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and applicable foreign regulatory bodies, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved label. As such, we may not promote our products for indications or uses for which we do not have FDA or foreign approval, as applicable.
If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, a regulatory agency may impose restrictions on that product, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations, including closing our contract manufacturers' facilities; or

•	seize or detain products or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from AST-120 and OCR-002, if approved. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from the sale of AST-120 and OCR-002, if approved, our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.
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
If our competitors are able to develop and market products that are preferred over OCR-002, our commercial opportunity for such product candidate will be reduced.

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat HE, acute liver failure and irritable bowel syndrome. Even if we complete development, obtain regulatory approval and commercialize OCR-002 to treat HE in chronic patient population in oral formulation, we will face competition from Salix Pharmaceuticals, Inc., the manufacturer of rifaximin, as well as generic manufacturers of lactulose. Additionally, Hyperion Therapeutics has announced its intent to develop HPN-100 (Ravicti™), currently approved for the treatment of Urea Cycle Disorder, for the treatment of HE, which we expect to compete with OCR-002. In addition, researchers are continually learning more about liver disease including HE, and new discoveries may lead to new therapies. As a result, OCR-002 may be rendered less competitive. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity will be reduced if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than OCR-002. We expect that our ability to compete effectively will depend upon, among other things, our ability to:

•	successfully and rapidly complete clinical trials and obtain all required regulatory approvals in a timely and cost- effective manner;

•	maintain patent protection for OCR-002 and otherwise prevent the introduction of generics of OCR-002;

•	attract and retain key personnel;

•	build an adequate sales and marketing infrastructure;

•	obtain adequate reimbursement from third-party payors; and

•	maintain positive relationships with patient advocacy groups.
The commercial success of AST-120 and OCR-002 will depend upon the degree of market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. If we fail to achieve market acceptance of AST-120 and OCR-002, our revenue will be more limited and it will be more difficult to achieve profitability.

AST-120 and OCR-002 may not gain sufficient market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community and our business may suffer. The degree of market acceptance of AST-120 and OCR-002 will depend on a number of factors, including:

•	the effectiveness of such products as compared to other products pertaining to their respective indications;

•	the prevalence and severity of any side effects;

•	the market price and patient out-of-pocket costs of the product relative to other treatment options, including any generics;

•	relative convenience and ease of administration;

•	willingness by patients to stop using current treatments and adopt a new treatment;

•	restrictions on healthcare provider prescribing of and patient access to our products due to a Risk Evaluation

•	Mitigation Strategy, or REMS;

•	the strength of our marketing and distribution organizations;

•	the quality of our relationship with patient advocacy groups; and

•	sufficient third-party coverage or reimbursement.

If we fail to obtain and sustain an adequate level of reimbursement for our products by third-party payors, our sales, revenue and gross margins would be adversely affected, and we may not find it commercially viable. Third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A current trend in the United States health care industry is toward cost containment. Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are questioning the coverage of, and challenging the prices charged for, medical products and services, and many third-party payors limit coverage of or reimbursement for newly approved health care products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. If the prices for our products decrease or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels, our revenue and prospects for profitability will suffer. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis.

Reimbursement in the European Union must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The negotiation process in some countries can exceed 12 months.

If we are unable to establish a direct sales force for OCR-002 in the United States, our business may be harmed.

We currently do not have an established sales organization. If OCR-002 is approved by the FDA for commercial sale, we may market OCR-002 directly to physicians in the United States through our own sales force. We will need to incur significant additional expenses and commit significant additional management resources to establish and train a sales force to market and sell OCR-002. We may not be able to successfully establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel. In the event we are unable to successfully market and promote OCR-002, our business may be harmed.

We are evaluating strategic options for AST-120. If we are unable to establish and implement an appropriate plan, we will not receive any revenues and may be required to return the product to the licensor.

In March 2012, we received a CE Mark for the sale of AST-120 as a medical device for the treatment of diarrhea predominant irritable bowel syndrome (IBS) in the European Market. However, we have not commercialized AST-120 and, as a result, we have not generated any revenue from the sale of AST-120. We are currently evaluating our options for AST-120. If we are unable to determine and implement an appropriate strategic plan for AST-120, we will not receive any revenue in relation to this product. Furthermore, if we do not make commercially reasonable efforts to develop and commercialize AST-120, the license agreement may be terminated and all rights to AST-1 may revert to the licensor.

If we fail to establish an effective distribution process utilizing specialty pharmacies, our business could suffer materially and our stock price could decline.

We do not currently have the infrastructure necessary for distributing pharmaceutical products to patients. We intend to contract with a third-party logistics company to warehouse these products and distribute them to specialty pharmacies. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions which require a high level of patient education and ongoing management. This distribution network will require significant coordination with our sales and marketing and finance organizations. Failure to secure contracts with a logistics company and specialty pharmacies could negatively impact the distribution of our products, and failure to coordinate financial systems could negatively impact its ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of our products will be delayed or severely compromised and our results of operations may be harmed.

In addition, the use of specialty pharmacies involves certain risks, including, but not limited to, risks that these specialty pharmacies will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using our products, or complaints regarding our products;

•	not effectively sell or support our products;

•	reduce their efforts or discontinue to sell or support our products;

•	not devote the resources necessary to sell our products in the volumes and within the time frames that we expect;

•	not comply with any requirements imposed on pharmacies through REMS;

•	be unable to satisfy financial obligations to us; or

•	cease operations.
Any such failure may result in decreased product sales and lower product revenue, which would harm our business.
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
We entered into a strategic collaboration with Bristol-Myers Squibb Company, or BMS, primarily focused on the identification and optimization of novel drug compounds for certain targets of interest to BMS. The research portion of the collaboration was completed in December 2012 and we transferred compounds to BMS for further development across multiple drug targets. BMS has primary responsibility for optimizing the identified lead compounds, and sole responsibility for completing preclinical and clinical development of all products arising from the collaboration, and for their commercialization globally. Total milestone payments to us under the agreement, excluding royalties and sales milestones, could reach up to approximately $80 million for each target program. However, this strategic partnership may not be scientifically or commercially successful due to a number of important factors, including the following:

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
If we are found in violation of federal or state "fraud and abuse" laws, we may be required to pay a penalty and/or be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operation.
In the United States, we are subject to various federal and state health care "fraud and abuse" laws, including anti- kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute. False claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payors, including government payors, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that we are not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs. Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/

or civil sanctions, including fines and/or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.
Many states have adopted laws similar to the federal anti-kickback statute, some of which apply to the referral of patients for health care services reimbursed by any source, not just governmental payors. In addition, California and a few other states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America, Code on Interactions with Healthcare Professionals. In addition, several states impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.
Neither the government nor the courts have provided definitive guidance on the application of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of its practices may be challenged under these laws. While we believe we has structured our business arrangements to comply with these laws, it is possible that the government could allege violations of, or convict us of violating, these laws. If we are found in violation of one of these laws, we could be required to pay a penalty and could be suspended or excluded from participation in federal or state health care programs, and our business, financial condition and results of operations may be adversely affected.
Risks Related to Our Financial Position and Need for Additional Capital
We anticipate that we will continue to incur net losses for the foreseeable future.
We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of OCR-002. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on stockholders' deficit and working capital.
If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize our most advanced product candidates.
We will need to obtain additional financing to fund future operations, including the development and commercialization of OCR-002 and the commercialization of AST-120, and to support sales and marketing activities. We would likely need to obtain additional financing to conduct a phase 3 trial of OCR-002 in HE, for pre-clinical and clinical work relating to an oral dose form of OCR-002, and for development of any additional product candidates. Moreover, our fixed expenses such as rent, license payments, interest expense and other contractual commitments are substantial and are expected to increase in the future.
Our future funding requirements will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the costs of manufacture clinical and commercial supplies of our product candidates, including OCR-002;

•	payments of milestones and royalties to third parties;

•	the costs and timing of establishing sales and marketing capabilities in selected markets;

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	any changes made to, or new developments in, our restated collaboration agreement with UCL Business PLC or

•	Kureha Corporation or any new collaborative, licensing and other commercial relationships that we may establish.
We have not generated any revenue from the sale of any products and does not know when, or if, we will generate any revenue. Until we can generate a sufficient amount of revenue, we may raise additional funds through collaborations and public or private debt or equity financings. Additional funds may not be available when needed on terms that are acceptable, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.
We believe that our current cash and cash equivalents will be sufficient to fund our anticipated operating requirements through at least the next twelve months. This estimate is based on a number of assumptions that may prove wrong, and changing circumstances beyond our control may cause the consumption of capital more rapidly than currently anticipated. Inability to obtain funding when needed could seriously harm the business.
Our future financial results could be adversely impacted by asset impairments or other charges.
Applicable accounting standards requires that we test assets determined to have long lives for impairment on an annual, or on an interim basis if certain events occur or circumstances change that would reduce the fair value of an asset below its carrying value. In addition, long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. A significant decrease in the fair value of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition or an expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated life are among several of the factors that could result in an impairment charge. We intend to evaluate the carrying value of our assets to determine if the merger and private placement indicate that the carrying amounts of such assets may not be recoverable. Such a review could result in an impairment charge, which could have a negative impact on our results of operations and financial position, as well as on the market price of our common stock.
Risks Related to Our Reliance on Third Parties
We have no manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development and commercialization of our products.
We do not currently operate manufacturing facilities for clinical or commercial production of any product. We have no experience in drug formulation, and we lack the resources and the capabilities to manufacture OCR-002 on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of products for clinical trials or commercial purposes in the foreseeable future. We rely on third-party manufacturers to produce bulk drug substance and drug products required for our clinical trials. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our drug product candidates if and when approved for marketing by the applicable regulatory authorities. We have clinical supplies of the active pharmaceutical ingredient for OCR-002 manufactured for us by a single drug substance supplier Helsinn Chemicals SA. The OCR-002 finished product manufacturing and filling is undertaken by AAI Pharma Service Corp. on our behalf. We have not secured commercial supply agreements with any contract manufacturers and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all. For AST-120, we rely solely on Kureha for manufacturing and commercial supply.
Our contract manufacturers' failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.
Our existing manufacturer and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our products would be interrupted, resulting in delays and additional costs.
Some of the intellectual property necessary for the commercialization of our products is or will be licensed from third parties, which will require us to pay milestones and royalties.

We have a license agreement on OCR-002 with UCL Business PLC for worldwide rights to develop and commercialize our product candidate and related technologies for any use. We may be required to make future milestone payments totaling up to $17.0 million upon the achievement of various milestones related to regulatory or commercial events for OCR-002. We may also be required to pay incremental milestone payments for an additional dosage form. We are also obligated to pay a royalty in the low to mid-single digits on future net sales of the licensed product.
We have also in-licensed from Kureha Corporation the technology and exclusive development and commercialization rights to the AST-120 product candidate for the treatment of liver and gastrointestinal disease for the territories worldwide outside of certain Asian countries. We are required to make future milestone payments upon the achievement of various milestones related to regulatory or commercial events for the first indications in gastrointestinal diseases. We are also obligated to pay a royalty in the single digits on future net sales. In April 2012, we amended the license agreement to include the development and commercialization of AST-120 as a medical device for IBS in European countries. Under this amended agreement, we may be required to make milestone payments based on future commercial milestones and net sales.
We may become obligated to make a milestone or royalty payments when we do not have the cash on hand to make these payments or have budgeted cash for our development efforts. This could cause us to delay our development efforts, curtail our operations, scale back our commercialization and marketing efforts or seek additional capital to meet these obligations, which could be on terms unfavorable to us. Additionally, if we fail to make a required payment and do not cure the failure within the required time period, the licensor may be able to terminate our license to use the licensed technology. If our license from UCL Business PLC or Kureha is terminated, it will likely be impossible for us to commercialize OCR-002 or AST-120, respectively.
We currently depend on third parties to conduct some of the operations of our clinical trials and on a single third-party to supply OCR-002 for our clinical uses in connection with the development of, and application for regulatory approval of, such product candidate.
We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to oversee some of the operations of our clinical trials and to perform data collection and analysis. As a result, we may face additional delays outside of our control if these parties do not perform their obligations in a timely fashion or in accordance with regulatory requirements. If these third parties do not successfully carry out their contractual duties or obligations and meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our financial results and the commercial prospects for OCR-002 or our other potential product candidates could be harmed, our costs could increase and our ability to obtain regulatory approval and commence product sales could be delayed.
Risks Related to Product Liability
If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit the commercialization of AST-120, OCR-002 or other products.
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
In addition, while we continue to take what we believes are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us.
If product liability lawsuits are successfully brought against us, our insurance may be inadequate.
We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. We plan to maintain insurance against product liability lawsuits for commercial sale of AST-120 and OCR-002, if approved for sale. We currently maintain insurance for the clinical trials of product candidates. Biopharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with clinical trials and commercial use of AST-120, OCR-002 and other product candidates, for which existing insurance coverage may not be adequate.
The product liability insurance we will need to obtain in connection with the commercial sales of our product and product candidates, if and when they receive regulatory approval, may be unavailable in meaningful amounts or at a reasonable cost. If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage obtained, we may incur substantial charges that would adversely affect earnings and require the commitment of capital resources that might otherwise be available for the development and commercial launch of product programs.
Risks Related to Our Intellectual Property
We may not be able to protect our proprietary technology in the marketplace.
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
Where appropriate, we seek patent protection for certain aspects of our technology. Patent protection may not be available for some of the products or technology we are developing. If we must spend significant time and money protecting or enforcing our patents, designing around patents held by others or licensing, potentially for large fees, patents or other proprietary rights held by others, our business and financial prospects may be harmed. We may not develop additional proprietary products which are patentable.
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions. Accordingly, our patent applications may never be approved by U.S. or foreign patent offices and the patents and patent applications relating to our products, product candidates and technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies. Publication of information related to OCR-002 and our future products and product candidates may prevent us from obtaining or enforcing patents relating to these products and product candidates, including without limitation composition-of- matter patents, which are generally believed to offer the strongest patent protection.
We own, or have licensed, patents in the United States and in certain foreign jurisdictions related to AST-120 and OCR-002. Patents that we own or license do not ensure the protection of our intellectual property for a number of reasons, including without limitation the following:

•	we may be required to disclaim part of the term of one or more patents;

•	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;

•
there may be prior art of which we are aware, which we do not believe affects the validity or enforceability of a patent claim, but which, nonetheless ultimately may be found to affect the validity or enforceability of a patent claim;

•	there may be other patents existing in the patent landscape for OCR-002 that will affect our freedom to operate;

•	if our patents are challenged, a court could determine that they are not valid or enforceable;

•	a court could determine that a competitor's technology or product does not infringe our patents; and

•	our patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations, or could be subject to compulsory licensing.
If we encounter delays in our development or clinical trials, the period of time during which we could market our products under patent protection would be reduced.
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
We may not be able to enforce our intellectual property rights throughout the world.
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our in-licensed patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.
Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.
We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our products.
Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. For example, there could be issued patents of which we are not aware that our products infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe. Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries e made and patent applications we filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products infringe. For example, pending applications may exist that provide support or can be amended to provide support for a claim that results in an issued patent that our product infringes.
Third parties may assert that we are employing their proprietary technology without authorization. If a court held that any third-party patents are valid, enforceable and cover our products or their use, the holders of any of these patents may be able to block our ability to commercialize our products unless we obtained a license under the applicable patents, or until the patents expire. We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us.
We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.
We rely on trade secrets to protect our proprietary know-how and technological advances, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time- consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.
Any lawsuits relating to infringement of intellectual property rights necessary to defend us or enforce our rights will be costly and time consuming.

Our ability to defend our intellectual property may require us to initiate litigation to enforce our rights or defend our activities in response to alleged infringement of a third-party. In addition, we may be sued by others who hold intellectual property rights who claim that their issued patents are infringed by AST-120 or any future products, including OCR-002, or product candidates. These lawsuits can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally.
In addition, our patents and patent applications, or those of our licensors, could face other challenges, such as interference proceedings, opposition proceedings, and re-examination proceedings. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our patents and patent applications subject to challenge. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert our management's time and attention.
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
Risks Related to Ownership of Our Capital Stock
Our principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to the stockholders for approval.
Our officers and directors, and stockholders who own more than 5% of our common stock beneficially owns a significant percentage of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, if they acted together, could significantly influence all matters requiring approval by the stockholders, including the election of directors. The interests of these stockholders may not always coincide with the interests of other stockholders.
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
Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of the Merger and prior or future offerings of our stock.
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
In addition, it is likely that Merger and the prior public offerings of our stock, either on a standalone bases or when combined with future transactions, will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes already subject to limitations as a result of our prior ownership changes may be subject to more stringent limitations.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (a) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (b) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (c) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 15, 2013, we completed a business combination with Ocera Therapeutics, Inc., a privately held Delaware corporation developing novel therapeutics for liver diseases, or Ocera, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of April 23, 2013, or the Merger Agreement, by and among us, Ocera and Terrapin Acquisition, Inc., a Delaware corporation and our newly-formed, wholly-owned subsidiary, or the Merger Subsidiary. Pursuant to the Merger Agreement, Merger Subsidiary merged with and into Ocera, with Ocera, renamed as Ocera Subsidiary, Inc., surviving the merger as our wholly-owned subsidiary, or the Merger. Immediately following the Merger, we changed the name of the company to “Ocera Therapeutics, Inc.”
In connection with the Merger, on July 15, 2013, we effected a 12-to-1 reverse stock of our outstanding common stock. As a result of the Merger and after giving effect to a 12-to-1 reverse stock split, each outstanding share of Ocera's common converted into the right to receive approximately 0.11969414 shares of our common stock. At the effective time of the Merger, each outstanding option to purchase Ocera's common stock and warrant to purchase Ocera's common stock was converted into an option or warrant to purchase our common stock. Each of Ocera's options and warrants were assumed by us in accordance with its terms. No fractional shares of our common stock were issued in connection with the Merger. Instead, Ocera stockholders received cash in lieu of any fractional shares of our common stock such stockholders would otherwise be entitled to receive in accordance with the Merger Agreement.

On April 23, 2013, concurrently with the execution of the Merger Agreement, we entered into a Securities Purchase

Agreement, or the Financing Agreement, with certain existing Ocera stockholders and their affiliates. Pursuant to the Financing Agreement, immediately following the consummation of the Merger, we sold approximately $20 million in shares of our common stock, or the Financing, to the financing participants at a per share purchase price of $6.0264, representing the volume weighted average closing price of our common stock for the 10 trading days ending the day prior to the closing of the Merger. The Financing was consummated on July 15, 2013 pursuant to a private placement exempt from registration under Section 4(2) and Regulation D under the Securities Act of 1933, as amended, and the rules promulgated thereunder. Concurrently with the execution of the Financing Agreement, we entered into a Registration Rights Agreement that granted customary registration rights to the participants in the Financing.

The foregoing description of the Merger Agreement and the Financing Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement and the Financing Agreement, which were previously filed as Exhibit 2.1 and Exhibit 10.1, respectively, to the Form 8-K filed by us on April 29, 2013, and are incorporated herein by reference.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6.    Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of April 23, 2013, by and among the Company, Terrapin Acquisition, Inc. and Ocera Therapeutics, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed on April 29, 2013).

3.1*	Eighth Amended and Restated Certificate of Incorporation of the Company as amended.
3.2	Form of Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-170749)).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed on July 15, 2013.
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

4.7	Form of Warrant to Purchase Stock issued by the Company on January 31, 2012 (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on February 1, 2012).
4.8*	Form of Common Stock Purchase Warrants, dated March 30, 2012, issued by Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.).
4.9*	Form of Common Stock Purchase Warrants, dated October 1, 2012, issued by Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.).
10.1
Securities Purchase Agreement, dated as of April 23, 2013, by and among the Company and certain shareholders of Ocera Therapeutics, Inc. named therein (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on April 29, 2013).

10.2
Registration Rights Agreement, dated as of April 23, 2013, by and among the Company and certain shareholders of Ocera Therapeutics, Inc. named therein (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on April 29, 2013).

10.3*
Form of Indemnification Agreement by and between the Company and directors of Ocera Subsidiary (f/k/a Ocera Therapeutics, Inc.) appointed to the Company's Board of Directors and officers of Ocera Subsidiary (f/k/a Ocera Therapeutics, Inc.) appointed as officers of the Company in connection with the Merger.

10.4*	Letter agreement, dated September 12, 005, by and between Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.) and Dana S. McGowan regarding employment.
10.5*	Letter agreement, dated June 7, 2012, by and between the Company and Linda Grais, M.D., regarding employment.
10.6*	2005 Stock Plan of Ocera Therapeutics, Inc. (n/k/a Ocera Subsidiary, Inc.), as amended (the “2005 Plan”).
10.7*	Form of Notice of Stock Option Grant (Traditional Vesting) pursuant to the 2005 Plan.
10.8*	Form of Notice of Stock Option Grant (Single Trigger) pursuant to the 2005 Plan.
10.9*	Form of Notice of Stock Option Grant (Double Trigger) pursuant to 2005 Plan.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Definitions Linkbase Document

___________________________________________________________________________________________

*Filed herewith
**Furnished herewith
#Portions of these exhibits have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

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

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	August 14, 2013	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2013	By:	/s/ Dana S. McGowan
Dana S. McGowan
Chief Financial Officer
(Principal Financial Officer)