Form 10-Q
period 2013-09-30
Ocera Therapeutics, Inc.
filed 2013-11-14
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-35119
___________________________________________________________

Ocera Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	63-1192270
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

525 University Avenue, Suite 610
Palo Alto, CA	94301
(Address of principal executive offices)	(Zip Code)

(650) 475-0150
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

The number of shares outstanding of the registrant’s Common Stock as of November 8, 2013 was 15,247,845.

OCERA THERAPEUTICS, INC.
INDEX

		Page

Part I.	Financial Information	3

Item 1	Unaudited Consolidated Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3

	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012 and the period from December 20, 2004 (inception) to September 30, 2013	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and the period from December 20, 2004 (inception) to September 30, 2013	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4	Controls and Procedures	30

Part II.	Other Information	30

Item 1	Legal Proceedings	30

Item 1A	Risk Factors	30

Item 2	Unregistered Sales of Equity Securities	49

Item 3	Defaults Under Senior Securities	50

Item 4	Mine Safety Disclosures	50

Item 5	Other Information	50

Item 6	Exhibits	50

	Signatures	53

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Ocera Therapeutics, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,691	$2,303
Accounts receivable	66	—
Investment credit receivable, current	310	—
Prepaid and other current assets	519	100
Current assets	22,586	2,403
Property and equipment, net	707	7
Investment credit receivable, net of current	275	—
Intangible assets, net	4,099	—
Goodwill	917	—
Total assets	$28,584	$2,410
Liabilities, convertible preferred stock and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable	$845	$269
Accrued liabilities	2,096	280
Convertible notes payable, net—related parties	—	2,908
Total current liabilities	2,941	3,457
Other liabilities	5	—
Preferred stock warrant liability	—	16
Long-term liabilities	5	16
Total liabilities	2,946	3,473
Commitments and contingencies (Note 11)
Convertible preferred stock (Note 6)	—	61,743
Stockholders’ equity / (deficit):
Preferred Stock, $0.00001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2013 and no shares authorized, issued or outstanding at December 31, 2012, respectively.	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized at September 30, 2013 and 11,291,073 shares issued and outstanding at September 30, 2013 Common stock, $0.001 par value, 53,270,000 shares authorized at December 31, 2012 and 626,593 shares issued and outstanding at December 31, 2012	—	5
Additional paid-in capital	99,830	1,161
Accumulated other comprehensive income	2	—
Deficit accumulated during the development stage	(74,194)	(63,972)
Total stockholder's equity / (deficit)	25,638	(62,806)
Total liabilities, convertible preferred stock and stockholders’ equity / (deficit)	$28,584	$2,410
See accompanying notes.

Ocera Therapeutics, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 20, 2004 (Inception) to September 30, 2013
	2013	2012	2013	2012
	(unaudited)		(unaudited)		(unaudited)
Revenue
Licensing and other revenue	$200	$—	$200	$—	$200
Total Revenue	200	—	200	—	200
Operating expenses:
Research and development	1,854	426	2,288	1,346	53,301
General and administrative	3,158	352	5,381	1,395	20,917
Amortization of intangibles	265	—	265	—	265
Restructuring charges	742	—	742	—	742
Impairment of intangibles	1,576	—	1,576	—	1,576
Total operating expenses	7,595	778	10,252	2,741	76,801
Other income (expense):
Interest and other income	1	—	1	1	3,753
Interest and other expense	(13)	(44)	(186)	(87)	(1,417)
Change in fair value of warrant liability	3	2	15	(55)	71
Total other income (expense), net	(9)	(42)	(170)	(141)	2,407
Net loss	$(7,404)	$(820)	$(10,222)	$(2,882)	$(74,194)
Net loss per share:
Net loss per share, basic and diluted	$(0.77)	$(1.31)	$(2.78)	$(4.60)
Weighted average number of shares used to compute net loss per share of common stock, basic and diluted	9,669,320	626,953	3,683,156	626,953
Other comprehensive loss:
Net loss	$(7,404)	$(820)	$(10,222)	$(2,882)	$(74,194)
Foreign currency translation adjustment	2	—	2	—	2
Comprehensive loss	$(7,402)	$(820)	$(10,220)	$(2,882)	$(74,192)
See accompanying notes.

Ocera Therapeutics, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,		Period From December 20, 2004 (Inception) to September 30, 2013
	2013	2012
	(unaudited)		(unaudited)
Operating activities
Net loss	$(10,222)	$(2,882)	$(74,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56	16	433
Loss on disposal of fixed assets	—	—	8
Amortization of intangibles	265	—	265
Stock based compensation	234	128	1,115
Change in valuation of warrant liability	(15)	55	(72)
Impairment of intangible assets	1,576	—	1,576
(Amortization of discount) accretion of premium on investment securities	—	1	(342)
Debt discount, net and noncash interest expense	186	87	504
Changes in operating assets and liabilities:
Accounts receivable and investment tax credits	(19)	—	(19)
Prepaid expenses and other assets	(280)	(5)	(360)
Accounts payable	(453)	(699)	(184)
Accrued liabilities	605	(20)	782
Net cash used in operating activities	(8,067)	(3,319)	(70,488)
Investing activities
Purchases of property and equipment	(6)	(2)	(398)
Purchase of short-term investments	—	—	(142,044)
Sale and maturities of short-term investments	—	250	142,386
Cash received from merger transaction	7,465	—	7,465
Net cash provided by investing activities	7,459	248	7,409
Financing activities
Proceeds from sale of convertible preferred stock	—	—	60,744
Proceeds from the sale of common stock, net	19,973	—	19,973
Proceeds from issuance of convertible notes payable, net	—	1,513	2,940
Proceeds from note payable	—	—	4,000
Repayments of note payable	—	—	(4,000)
Proceeds from issuance of promissory note	—	—	1,000
Proceeds from issuance of common stock	23	—	113
Net cash provided by financing activities	19,996	1,513	84,770
Net increase (decrease) in cash and cash equivalents	19,388	(1,558)	21,691
Cash and cash equivalents—beginning of period	2,303	3,114	—
Cash and cash equivalents—end of period	$21,691	$1,556	$21,691
Supplemental schedule of noncash investing and financing activities
Warrants issued in connection with notes payable	$—	$32	$143
Reclassification of warrant liability to additional paid-in-capital	$1	$93	$94
Issuance of options related to consulting agreement	$—	$7	$13
Cash paid for interest	$—	$—	$861
Conversion of convertible promissory note and interest to common stock	$3,187	$—	$4,233
Conversion of convertible preferred stock to common stock	$61,743	$—	$61,743
Common stock issued in connection with merger transaction	$13,524	$—	$13,524
See accompanying notes.

Ocera Therapeutics, Inc.
(A Development Stage Company)

Notes to Financial Statements

Notes to Consolidated Financial Statements
(Information as of September 30, 2013 and thereafter for the three and nine months ended September 30, 2013 and 2012 and the period from December 20, 2004 (inception) to September 30, 2013 is unaudited)
1. The Company
Ocera Therapeutics, Inc. (the "Company") is a clinical stage biopharmaceutical company focused on the development and commercialization of OCR-002 (ornithine phenylacetate). OCR-002 is an ammonia scavenger which has been granted Orphan Disease and Fast Track status from the FDA to treat hyperammonemia and associated hepatic encephalopathy in patients with liver cirrhosis, acute liver failure and acute liver injury.

As of December 31, 2012 and September 30, 2013, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure, and has not realized significant revenues. Accordingly, the Company is considered to be in the development stage.

On July 15, 2013, Terrapin Acquisition, Inc., a Delaware corporation (“Merger Sub”), a wholly owned subsidiary of Tranzyme, Inc., a Delaware corporation (“Tranzyme”), completed its merger (the “Merger”) with and into Ocera Therapeutics, Inc., a private Delaware corporation (“Private Ocera”). Private Ocera is considered the acquiring company for accounting purposes as upon completion of the Merger, Private Ocera's former stockholders held a majority of the voting interest of the combined company. In addition, six of the nine members of the board of directors of the combined company are former members of the Private Ocera board of directors. Therefore, the former members of the Private Ocera board of directors possess majority control of the board of directors of the combined company. The Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of April 23, 2013, by and among Tranzyme, Private Ocera and Merger Sub. In connection with the Merger, the combined company changed its name to Ocera Therapeutics, Inc. and the name of Private Ocera was changed to Ocera Subsidiary, Inc.
Pursuant to the Merger, Private Ocera’s convertible notes payable plus accrued interest were converted to Series C convertible preferred stock at a rate of $2.04858 per share and immediately thereafter, Private Ocera’s Series A, Series B and Series C convertible preferred stock were converted into Private Ocera common stock on a share for share basis and all such Private Ocera common stock was exchanged for Tranzyme common stock at a rate of one Private Ocera share for 0.11969414 Tranzyme shares (the "Exchange Ratio"). All share and per share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the exchange for Tranzyme shares. In addition, convertible preferred stock warrants of Private Ocera were converted into common stock warrants of Tranzyme, pursuant to the Merger, based upon the Exchange Ratio.

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
As of September 30, 2013, the Company has incurred losses since inception of $74.2 million. The Company expects to continue to incur losses and requires additional financial resources to advance its products to either commercial stage or liquidity events.

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or future periods. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in Exhibit 99.2 to the Company's Current Report on Form 8-K/A filed on September 27, 2013 and available on the website of the United States Securities and Exchange Commission (www.sec.gov). The accompanying balance sheet as of December 31, 2012 has been derived from the audited balance sheet as of that date included in the Form 8-K/A.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of Ocera Therapeutics, Inc, and its subsidiaries, Ocera Subsidiary, Inc. and Tranzyme Pharma Inc. ("Tranzyme Pharma"). All significant intercompany balances and transactions have been eliminated. All amounts included in these notes to consolidated financial statements are reported in U.S. dollars, unless otherwise indicated.
Unaudited Interim Financial Information
The accompanying interim balance sheet as of September 30, 2013 and the statements of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2012 and the period from December 20, 2004 (inception) to September 30, 2013, and the statements of cash flows for the nine months ended September 30, 2013 and 2012 and period from December 20, 2004 (inception) to September 30, 2013, and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2013 and its results of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2012 and the period from December 20, 2004 (inception) to September 30, 2013, and its cash flows for the nine months ended June 30, 2013 and 2012 and the period from December 20, 2004 (inception) to September 30, 2013. The results for the nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment operating in the United States and Canada.
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.
Investment Tax Credits Receivable
The Company participates in government assistance programs in Quebec, Canada that provide refundable investment tax credits for certain research and development expenditures. The receivable represents management’s estimate of amounts expected to be recovered and is subject to adjustment based upon audit by Canadian taxation authorities. The Company reported investment tax credits receivable of $585,000 as of September 30, 2013.
Business Combinations
The Company accounted for the merger with Tranzyme as a reverse merger under the acquisition method of accounting. The consideration paid to acquire Tranzyme was measured at fair value and included the exchange of our common stock and assumption of vested stock options. This allocation of the purchase price resulted in recognition of intangible assets related to customer relationships and developed technology and goodwill. The allocation of purchase price requires the Company to make significant estimates and assumptions. The key assumptions in determining the fair value of intangible assets were the discount rate and the probability assigned to the milestone or royalty being achieved. Changes in the fair value may result from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone or royalty.
Intangible Assets and Goodwill
The Company recorded intangible assets and goodwill upon the acquisition of Tranzyme on July 15, 2013. Acquired intangible assets are amortized on a straight-line basis over the remaining estimated economic life of 2.5 to 5 years. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value.
The Company performs an annual qualitative assessment of its goodwill to determine if any events or circumstances exist, such as an adverse change in business climate or adverse developmental or regulatory results of OCR-002, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. The determination of fair value requires significant judgment and estimates. For the purpose of impairment testing, the Company has determined that it has one reporting unit. There has been no impairment of goodwill for any periods presented.
Foreign Currency Translation
The Company's consolidated financial statements are presented in U.S. dollars. The financial statements of Tranzyme Pharma are re-measured from the local currency to U.S. dollars, as follows: monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary items at exchange rates in effect when the assets were acquired or non-monetary liabilities incurred. Revenue and expenses are translated at the average exchange rates prevailing during the period of the transaction. The gains and losses resulting from the translation of foreign currency financial statements into U.S. dollars are reported in accumulated other comprehensive income (loss).
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the Company’s price to the buyer is fixed or determinable; and (d) collectability is reasonably assured.
Research and Development Expenses
Research and development costs are expensed as incurred and primarily consist of license fees, salaries and related employee benefits, costs associated with clinical trials, manufacturing control, quality assurance, medical affairs and regulatory activities. The Company uses external service providers and vendors to conduct clinical trials and to provide various other research and development and manufacturing related products and services.
Preferred Stock Warrant Liability
Certain warrants to purchase the Company’s capital stock have historically been classified as liabilities and are recorded at estimated fair value. At each reporting period, any change in fair value of the freestanding warrants is recorded as other (expense) income. As a result of the Merger, the fair value of the preferred stock warrant liability was reclassified to additional paid in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.

Stock Based Compensation
Share-based awards, including stock options, are recorded at their fair value as of the grant date and recognized to expense on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the award. Share-based compensation expense is based on awards ultimately expected to vest, and therefore the recorded expense includes an estimate of future forfeitures. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The measurement of nonemployee share-

based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period over which services are received. The Company estimates the fair value of share-based awards to employees, directors and non-employees using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs.
Prior to the Merger the company granted stock options to purchase common stock to employees with exercise prices equal to the value of the underlying stock, as determined by the board of directors on the date the equity award was granted. The board of directors determined the fair value of the underlying common stock by considering a number of factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s preferred stockholders and the lack of liquidity of the Company’s common stock.

Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax basis of assets and liabilities using current enacted tax rates. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.
The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attributed criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include convertible preferred stock, warrants, convertible notes payable and outstanding stock options under the stock option plan have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position. All share and per share amounts for all periods presented in the following table have been adjusted retroactively to reflect the exchange for Tranzyme, Inc shares as of the date of the Merger.
The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Numerator
Net loss	$(7,404)	$(820)	$(10,222)	$(2,882)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	9,669,320	626,953	3,683,156	626,953
Net loss per share, basic and diluted	$(0.77)	$(1.31)	$(2.78)	$(4.60)
Potentially dilutive securities are not included in the calculation of dilutive net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Convertible preferred stock	736,570	4,840,324	3,472,405	4,840,324
Convertible preferred stock warrants	2,003	26,332	14,902	26,332
Common stock warrants	158,939	65,731	140,722	31,011
Common stock options	633,163	706,497	573,789	665,719
Total	1,530,675	5,638,884	4,201,818	5,563,386

In addition to the potentially dilutive securities noted above, the Company had outstanding convertible notes payable and accrued interest that were converted into 186,217 shares of common stock upon completion of the Merger. The Company has excluded these convertible notes payable from the table above.
Recent Accounting Pronouncements
Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board (the
"FASB"), or other standards-setting bodies that Ocera adopts by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on
Ocera financial statements upon adoption.

In February 2013, the FASB issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules was effective for Ocera in the first quarter of 2013. The adoption of the new accounting rules did not have a material effect on Ocera's financial condition, results of operations or cash flows. Ocera chose to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of operations and comprehensive income.

In July 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance at the beginning of our first quarter of fiscal year 2014, and does not expect the adoption of this standard will have a material impact on the Company’s financial statements.

3. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:
Level 1: Observable inputs such as quoted prices in active markets;
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company’s Level 3 financial liabilities consist of warrant liabilities related to warrants to purchase preferred stock. On July 15, 2013, warrants to purchase convertible preferred stock were converted to warrants to purchase common stock eliminating the terms that caused the preferred stock warrants to be accounted for as a liability.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 are as follows (in thousands):

	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$18,437	$18,437	$—	$—
Total assets	$18,437	$18,437	$—	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 are as follows (in thousands):

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$1,437	$1,437	$—	$—
Total assets	$1,437	$1,437	$—	$—
Liabilities
Preferred stock warrant liability (1)	$16	$—	$—	$16
Total liabilities	$16	$—	$—	$16

(1)     The Company estimated fair value of its preferred stock warrant liability at issuance and adjusts the carrying value each reporting period utilizing the model based on the following significant unobservable inputs: risk-free rate of 0.08% and 0.13%; the expected dividend rates of 0%; the remaining expected life of the warrants 0.3 and 0.8 years; the expected volatility of 79% and 91% of the fair value of the underlying preferred stock. The estimates are based on subjective assumptions that could differ in the future.
The following table provides the change in the fair value of Level 3 liabilities for the nine months ended September 30, 2013 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance at December 31, 2012	$(16)
Change in fair value of warrant liability (unaudited)	(15)
Conversion of preferred stock warrants into common stock warrants (unaudited)	(1)
Balance at September 30, 2013 (unaudited)	$—

4. Convertible Notes Payable
In March 2012, the Company entered into a convertible note and warrant purchase agreement with existing investors. The Company issued an aggregate principal amount of $1.5 million of convertible notes in an initial closing in March 2012 (the "March 2012 Notes"). The March 2012 Notes had an interest rate of 6% per annum and have a maturity date of the earlier of (i) March 30, 2013, (ii) a change of control, or (iii) an event of default. The notes could not be prepaid without the prior written consent of the holders of at least 67% of the principal amount outstanding under all notes issued.
In connection with the March 2012 Notes, the lenders received warrants for the purchase of the Company’s common stock equal to (i) 30% of the principal amount of the lender’s note divided by the lower of the price of the Series C convertible preferred stock or the equity security sold in a qualified or nonqualified financing had the Company entered into certain strategic transactions, referred to as the "Special Condition", by June 2012 or (ii) 75% of the principal amount of the lender’s note divided by the lower of the Series C convertible preferred stock or the equity sold in a qualified or nonqualified financing if the Special Condition was not met. Accordingly, the lenders received warrants to purchase an aggregate of 26,292 shares of the Company’s common stock on March 30, 2012. Upon the expiration of the anti-dilution protection of the March 2012 notes payable on June 30, 2012, the Company issued an additional 39,439 common stock warrants. The March warrants have a seven year term expiring on March 30, 2019.
In October 2012, the Company issued an aggregate amount of $1.5 million of convertible notes in a second closing with existing investors (the "October 2012 Notes"). The October 2012 Notes had an interest rate of 6% per annum and had a maturity date of the earlier of (i) October 1, 2013, (ii) a change of control, or (iii) an event of default. The notes converted under the same terms as the March 2012 Notes but were based on the October 1, 2013, maturity date. The notes could not be prepaid without the prior written consent of the holders of at least 67% of the principal amount outstanding under all notes issued. In connection with the October 2012 Notes, the lenders received warrants to purchase 65,731 shares of the Company’s common stock. The October Notes had a seven-year term set to expire on October 1, 2019.
The common warrants issued in connection with the March 2012 Notes and October 2012 Notes are immediately exercisable at $0.67 per share.
In March 2013, the Company amended the March 2012 Notes to extend the maturity date to October 1, 2013. In April 2013, the March and October 2012 Notes were amended to change the note conversion date to automatically convert the unpaid principal and interest at the time of the Merger into shares of the Series C Preferred Stock of Private Ocera at the Series C Conversion Price of $2.04858 per share. There was no consideration paid, given or committed to the note holders by the Company in exchange for the modifications. The debt modification was evaluated under ASC 470-60, Trouble Debt Restructuring and under ASC 470-55, Debt Modification and Extinguishments. The Company determined that it was appropriate to account for the term extension and change to the conversion date on a prospective basis and the carrying amount of the debt remained unchanged. All costs incurred with third parties directly related to the maturity extension were expensed as incurred. There were no costs associated with the change to the note conversion date.

On July 15, 2013, the March and October 2012 Notes plus accrued interest of $187,000 were converted into 186,217 shares of common stock in connection with the Merger.

The Company recorded an aggregate of $184,000 and $186,000 of non-cash interest expense and amortization of debt discount related to the convertible notes payable for the year ended December 31, 2012 and the nine months ended September 30, 2013.
Warrants
Convertible Preferred Stock Warrants
In March 2006, the Company entered into a $4.0 million loan and security agreement with a lender to provide capital to the Company. The loan balance was fully repaid in November 2009. As consideration for the loan and security agreement, the lender received warrants to purchase 26,332 shares of Series A preferred stock of Private Ocera at $8.35 per share. The warrants are immediately exercisable with seven-year terms expiring on April 24, 2013 and November 1, 2013. On April 24, 2013, warrants for the purchase of 13,166 shares of Series A preferred stock of Private Ocera expired. On July 15, 2013, warrants for the purchase of 13,166 shares of Series A preferred stock were converted into warrants to purchase common stock of the Company in connection with the Merger.
Common Stock Warrants
The fair value of the March 2012 common stock warrants was determined to be $32,000 upon issuance. The fair value was recorded as a debt discount and amortized to interest expense using the effective interest method over the term of the March 2012 Notes.
The Company concluded that the March 2012 warrants were a derivative instrument as a result of anti-dilution protection included within the instrument. The March 2012 warrants were required to be recorded at fair value upon issuance and re-measured at each reporting period. The fair value of the warrant liability in the amount of $61,000 was recorded in the statement of operations and comprehensive loss. Upon the expiration of the anti-dilution protection in June 2012, the Company reclassified the fair value of $93,000 to additional paid-in capital.

The relative fair value of the October 2012 common stock warrants as of the date of issuance was determined to be $111,000, which was recorded as a debt discount and amortized to interest expense using the effective interest method over the term of the October 2012 Notes.
The Company accounts for the October 2012 common stock warrants based on their relative fair value as compared to the convertible notes payable and recorded them as equity on the date of issuance. Because the October 2012 common stock warrants meet the requirements for equity classification, the Company is not required to re-measure the fair value of the warrants subsequent to the date of issuance.
On July 15, 2013, warrants to purchase 19,243 shares of common stock of Tranzyme became warrants to purchase common stock of the Company in connection with the merger.
The following table summarizes the outstanding common stock warrants and the corresponding exercise price as of September 30, 2013:

	Number of Shares Outstanding at	Per-Share Exercise
Issuance Date	September 30, 2013	Price	Expiration
11/1/2006	13,166	$8.35	11/1/2013
12/3/2008	2,380	84.00	12/3/2015
9/30/2010	3,240	160.44	4/6/2015
1/31/2012	13,623	44.04	1/31/2022
3/30/2012	26,292	0.67	3/30/2019
6/30/2012	39,439	0.67	6/30/2019
10/1/2012	65,731	0.67	10/1/2019
Total	163,871

On November 1, 2013, the Company had 13,166 commons stock warrants expire.
5. License Agreements and Acquired Development and Commercialization Rights
Kuereha Corporation
In July 2004, the Company in-licensed from Kureha Corporation ("Kureha") the technology and exclusive development and commercialization rights to its AST-120 product candidate for the treatment of liver and gastrointestinal disease for the territories of North America and Europe. The Company paid a $1.5 million up-front fee to Kureha. In March 2008, the Company amended the license agreement, in exchange for a payment of $0.5 million. Kureha will receive a fixed percentage of any payment that the Company may receive for sublicensed rights in the countries associated with the expanded territory. Under these agreements, the Company may also be required to make future milestone payments upon the achievement of various milestones related to regulatory or commercial events for its first indications in gastrointestinal diseases. The Company may also be obligated to pay a royalty in the low to high single digits on net sales. In April 2012, the Company amended the license agreement to include the development and commercialization of AST-120 as a medical device for IBS in European countries. Under this amended agreement, the Company may be required to make milestone payments based on future commercial milestones and net sales.
UCL Business PLC
In December 2008, the Company entered into a license agreement with University College of London Business PLC for worldwide rights to develop and commercialize OCR-002 and related technologies for any use. The agreement was amended on July 2011 and February 2013. As consideration for the license, the Company paid a $1.0 million up-front fee and may be required to make future milestone payments totaling up to $17.0 million upon the achievement of various milestones related to regulatory or commercial events. The Company may be obligated to pay a royalty in the low to mid-single digits based on the net sales of OCR-002.
Open Biosystems, Inc.

In October 2005, Tranzyme entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain intellectual property unrelated to Tranzyme's lead product candidates prior to the Merger and Macrocyclic Template Chemistry (MATCH) drug discovery technology, as specified in the agreement. The Company earns royalties on annual net sales at rates that vary by licensed product category as defined in the agreement through 2017 or until the expiration date of the last-to-expire licensed patent or twelve years, whichever occurs last. Royalty revenue recognized from the licensing agreement was $33,000 for the three and nine month period ended September 30, 2013.
Bristol-Myers Squibb Company

In December 2009, Tranzyme entered into a two-year collaboration agreement with Bristol-Myers Squibb Company ("BMS") to discover, develop and commercialize novel macrocyclic compounds, other than Tranzyme's product candidates and internal programs, directed against a limited number of targets of interest to BMS.

On January 4, 2013, Tranzyme announced the successful completion of its chemistry-based drug discovery collaboration with BMS. As a result of the joint research efforts, the Company transferred compounds to BMS for further development across multiple drug targets. Under the terms of the agreement, BMS is solely responsible for preclinical and clinical development of all products arising from the collaboration and for their commercialization globally. In connection with the agreement, the Company may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, the Company would receive graduated single-digit percentage royalties and sales milestone payments on annual net sales of commercial products.

During the third quarter review of the Bristol-Myers Squibb (BMS) collaboration agreement, the Company determined that BMS will terminate its efforts on the development of one of two macrocyclic compounds under development pursuant to the Company's on-going collaboration agreement.
Material Transfer Agreements

During the three and nine month periods ended September 30, 2013, the Company billed approximately $167,000 of nonrefundable payments upon transfer of material to the third parties based upon agreements previously entered into by Tranzyme prior to the Merger. Neither the Company nor the third parties have any obligation beyond the delivery of materials and payment, therefore all the revenue was recognized upon completion of the material transfers during the three and nine month periods ended September 30, 2013.

6. Stockholders’ Deficit
Convertible Preferred Stock
Pursuant to the merger, Private Ocera’s convertible notes payable plus accrued interest were converted to Series C convertible preferred stock at a rate of $2.04858 per share and immediately thereafter, Private Ocera’s Series A, Series B and Series C convertible preferred stock was converted to common stock on a share for share basis and all resultant Private Ocera common stock was exchanged for Tranzyme common stock at a rate of one Private Ocera share for 0.11969414 Tranzyme, Inc. shares.
The following summarizes our preferred stock balances at September 30, 2013 and December 31, 2012 (in thousands except share and per share amounts):

	September 30,	December 31,
	2013	2012
Series A convertible preferred stock, $0.001 par value,
no shares authorized or outstanding at September 30, 2013 (unaudited) and 14,720,000 shares authorized and 1,735,565 shares issued and outstanding at December 31, 2012, respectively. Liquidation preference of $0 and $14,500 at September 30, 2013 (unaudited) and December 31, 2012, respectively.	—	14,346
Series B convertible preferred stock, $0.001 par value,
no shares authorized, issued or outstanding at September 30, 2013 (unaudited) and 8,600,000 authorized, 1,029,369 issued and outstanding at December 31, 2012, respectively. Liquidation preference of $0 and $12,040 at September 30, 2013 (unaudited) and December 31, 2012, respectively.	—	11,983
Series C convertible preferred stock, par value $0.001,
no shares authorized at September 30, 2013 (unaudited) and 17,350,000 shares authorized at December 31, 2012, respectively. No shares issued and outstanding at September 30, 2013 and 2,075,390 shares issued and outstanding December 31, 2012. Liquidation preference of $0 and $35,521 at September 30, 2013 (unaudited) and December 31, 2012, respectively.	—	35,414
Common Stock
In June 2005, the Company issued 574,531 shares of common stock at $0.009 per share to its founders in exchange for cash proceeds of $5,000.
On July 15, 2013, Private Ocera completed the Merger with Tranzyme as discussed in Note 1. In connection with the Merger, the combined company changed its name to Ocera Therapeutics, Inc. and the name of Private Ocera was changed to Ocera Subsidiary, Inc.
Immediately prior to the effective time of the Merger, the principal and interest under Private Ocera's outstanding convertible notes converted into shares of Series C Preferred Stock of Private Ocera, and, immediately thereafter, all outstanding preferred stock of Private Ocera converted into the common stock of Private Ocera.
At the effective time of the Merger, each outstanding share of Ocera's common stock was converted into the right to receive approximately 0.11969414 shares of Tranzyme's common stock (the “Exchange Ratio”), with cash paid in lieu of any fractional shares.
Pursuant to the Securities Purchase Agreement dated April 23, 2013, immediately following the consummation of the Merger, the combined company sold 3,317,796 shares of common stock for approximately $20.0 million of its Common Stock to the parties at a per share purchase price of $6.0264 (the "Financing").
In connection with the Merger, the combined company changed its name to Ocera Therapeutics, Inc. and the name of Private Ocera was changed to Ocera Subsidiary, Inc. After giving effect to the Merger and the Financing, the combined company had 11,287,943 shares of common Stock outstanding.
The following table summarizes common stock issuances during the nine months ended September 30, 2013:

Common Stock Outstanding (# of shares)
(unaudited)
Common stock outstanding, December 31, 2012	626,593
Conversion of promissory note and accrued interest	186,217
Conversion of convertible preferred stock	4,840,324
Held by Tranzyme shareholders upon completion of merger	2,300,036
Issued pursuant to Financing Agreement	3,317,976
Exercise of common stock options	19,927
Common stock outstanding, September 30, 2013	11,291,073
Stock Based Compensation
In 2005, the Company adopted the Ocera Therapeutics, Inc. 2005 Stock Plan (the "Plan"). At the effective time of the Merger, each outstanding stock option to purchase common stock of Private Ocera under the Plan not exercised immediately prior to the effective time of the Merger, whether or not vested, was assumed by the Company and became exercisable for shares of the registrant’s common stock in accordance with the terms of the Merger Agreement and the Company assumed the 2005 Plan. As of September 30, 2013, no options remain available for future grant under the Plan.
On March 3, 2011 the Company’s Board of Directors adopted, and stockholders subsequently approved, the 2011 Stock Option and Incentive Plan, (the “2011 Plan”) which authorized the issuance of up to 218,995 shares of common stock under the plan.
On April 19, 2012, the Company's Board of Directors adopted, and on June 7, 2012 the Company's stockholders approved, an amendment and restatement of the 2011 Plan which authorized the issuance of an additional 83,333 shares of common stock under the amended and restated 2011 Plan.
On August 13, 2013, the Company’s board of directors approved an amendment to the 2011 Plan to increase the maximum number of shares that may be issued under the plan from 302,328 to 2,302,328 shares. In connection with this amendment, the Company’s board of directors authorized the grant of an aggregate of 1,454,200 common stock options to its employees. In addition, on August 30, 2013, the Company’s board of directors authorized the grant of an aggregate of 140,000 common stock options to non-employee members of the board of directors. The amendment to the 2011 Plan and the common stock option grants are subject to stockholder approval within twelve months from August 13, 2013. If stockholder approval is not obtained, the increase to the number of shares issuable under the 2011 plan will not be effective and the stock option grants shall terminate. Given that the options are subject to shareholder approval of the increase to the plan, the Company does not consider the awards to be outstanding for financial accounting purposes.
As of September 30, 2013 the Company had 664,216 stock options outstanding at a weighted average exercise price of $15.34.
In June 2012, the Company issued 61,653 shares of common stock options to an executive. One-half of the stock options vest monthly over a one year period from the vesting commencement date. The remainder of the stock options are performance based and would vest upon the closing of certain strategic or financing transactions. In April 2013, the terms of the stock option agreement were modified to further define the meaning of strategic or financing transactions such as the Merger Agreement. On July 15, 2013 as a result of the Merger, the performance based portion of the stock option vested and $153,000 of stock compensation expense was recorded for the three and nine months ended September 30, 2013.

The Company recognized stock based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Research and development	$2	$4	$6	$22
General and administrative	200	26	228	106
Total	$202	$30	$234	$128

Since December 20, 2004 (inception) to September 30, 2013, the Company has incurred $1,115,000 of stock based compensation expense.

7. Merger with Tranzyme, Inc.
On July 15, 2013 Merger Sub”, a wholly owned subsidiary of Tranzyme, completed its Merger with Private Ocera.

The Merger was accounted for as a reverse merger under the acquisition method of accounting. Under the acquisition method of accounting, Private Ocera was treated as the accounting acquiror and Tranzyme was treated as the “acquired” company for financial reporting purposes as, immediately upon completion of the Merger, Private Ocera stockholders held a majority of the voting interest of the combined company. In addition, six of the nine members of the board of directors of the combined company were former members of Private Ocera board of directors. Therefore, the former members of Private Ocera board of directors possess majority control of the board of directors of the combined company.

The purchase price for Tranzyme is as follows (in thousands):

Fair value of Tranzyme shares outstanding	$13,249
Fair value of vested Tranzyme stock options	275
Purchase Price	$13,524

In accordance with ASC 805, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition based on valuations performed by a third party. The Company engaged a third party valuation firm to assist management in its analysis of the fair value of Tranzyme. All estimates, key assumptions, and forecasts were either provided by or reviewed by management. While the Company chose to utilize a third party valuation firm, the fair value analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.
The following table summarizes the preliminary determination of the purchase price to the assets acquired and liabilities assumed (in thousands):

Purchase Price
Cash and cash equivalents	$7,464
Accounts and investment tax credits receivable, net	636
Prepaid expenses and other assets	159
Fixed assets	744
Intangible assets	5,940
Goodwill	917
Accounts payable	(1,029)
Accrued and long-term liabilities	(1,307)
$13,524

The recorded amounts for assets and liabilities are provisional and subject to change.

Intangible assets are being amortized on a straight-line basis and include the following as of September 30, 2013 (in thousands, except for useful life):

	Amount	Useful life
Customer relationships	$4,180	2.5 to 5 years
Developed technology	1,760	5 years
	$5,940

The Company believes that the historical values of Tranzyme's current assets and current liabilities approximate their fair value based on the short-term nature of such items. Tranzyme's property and equipment consists of assets whose historical cost less depreciation is deemed to be its fair value. The identifiable intangible assets are Tranzyme’s technology, which consists primarily of its intellectual property related to Tranzyme’s MATCHTM technology, and the estimated net present value of future cash flows from collaborative agreements to be generated from the MATCHTM technology used in the development activities.
The collaboration agreements were valued using a risk adjusted multi-period excess earnings analysis, a form of the income approach, which incorporates the estimated future cash flows to be generated from these relationship assets. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated values of contributory assets, including debt-free net working capital, tangible and intangible assets. The excess earnings are thereby calculated for each year of a multi-year projection period, factored for industry-wide probabilities of success and discounted to a present value. Accordingly, the primary components of this method consist of the determination of excess earnings and an appropriate rate of return.
The valuation of the Tranzyme's proprietary MATCHTM technology is based on replacement method of the cost approach that considers the cost to replace the acquired technology. The cost approach is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction cost. The cost to replace the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the time of the valuation analysis. The estimated fair value attributed to the developed technology is amortized over a weighted average useful life of approximately 5 years.
Goodwill is calculated as the difference between the fair value of the consideration expected to be transferred and the values assigned to the identifiable tangible and intangible assets acquired and liabilities assumed.
The Company has included the results of operations of Tranzyme, Inc. in its consolidated financial statements subsequent to July 15, 2013, the date of the Merger. The unaudited financial information in the table below summarizes the combined results of operations of the Company and Tranzyme, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Licensing and royalty revenue	$200	$1,819	$1,692	$6,838
Net loss	$(6,753)	$(5,042)	$(13,146)	$(21,673)
Net loss per share, basic and diluted	$(0.60)	$(0.45)	$(1.16)	$(1.92)

8. Goodwill and acquired intangible assets
Goodwill of $0.9 million was recorded pursuant to the merger with Tranzyme in July, 2013. There were no impairments or other additions to goodwill during the periods presented.
The net book value of acquired intangible assets as of September 30, 2013 were as follows in thousands:

		Accumulated		Weighted Average
		Amortization		Remaining
		and		Useful Life
	Gross	Impairments	Net	(in years)
Customer relationships	$4,180	$(1,768)	$2,412	2.25 - 4.75
Developed technology	1,760	(73)	1,687	4.75
	$5,940	(1,841)	$4,099
The estimated future amortization expense of purchased intangible assets as of September 30, 2013 is $0.2 million for the three months ended December 31, 2013 and $0.9 million, $0.9 million, $0.8 million, $0.8 million and $0.4 million for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

9. Restructuring of Tranzyme Pharma Inc. (Sherbrooke, Quebec)
In September 2013, Ocera approved a restructuring plan related to the operations of its Sherbrooke, Quebec facility (the "Sherbrooke Facility") in order to focus its management and resources on the clinical development of OCR-002. In connection with the restructuring, the Company will terminate employees at the Canadian location, exit its facility and terminate certain contractual obligations. The Company expects to incur cash expenses of approximately $900,000 to $1.1 million in connection with the restructuring plan. These expenses and charges include (i) an estimate of approximately $100,000 to $200,000 associated with the termination of operating activities in the leased office and laboratory space at the Sherbrooke Facility; (ii) an estimate of approximately $700,000 to $800,000 associated with the separation from employment of 17 employees at the Sherbrooke Facility; (iii) an estimate of approximately $100,000 in other liabilities related to the restructuring plan.
Restructuring charges of $742,000 were recorded during the three months ended September 30, 2013. The following table summarizes the Company’s restructuring activities during the three months ended September 30, 2013 in thousands:

	Post- Employment Benefits	Operating Activities	Other liabilities	Total
Restructuring charges	$708	$34	$—	$742
Cash payments and other settlements	—	—	—	—
Accrual balances at September 30, 2013	$708	$34	$—	$742

10. Impairment of Intangible Asset
During the third quarter review of the Bristol-Myers Squibb (BMS) collaboration agreement, the Company determined that BMS will terminate its efforts on the development of one of two macrocyclic compounds under development pursuant to the Company's on-going collaboration agreement. As a result, the Company concluded that the expected undiscounted cash flows from the terminated compound was zero and the Company had an impairment of 50% of the intangible asset value associated with the agreement. The Company expensed $1.6 million as a result of the impairment during the three months ended September 30, 2013.

11. Commitments and Contingencies

From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of our business. Any of these claims could subject the Company to costly legal expenses and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company's consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations or financial position.

12. Subsequent Events
Securities Purchase Agreement

On November 8, 2013, the Company closed on the a private placement pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and entities affiliated with Vivo Capital, Venrock, Deerfield Management, Great Point Partners, QVT Financial, RA Capital Management, InterWest Partners, Three Arch Opportunities Fund and certain other purchasers identified therein (collectively, the “Purchasers”). The Company sold and issued, and the Purchasers purchased, an aggregate of 3,940,887 units (“Units”) for an aggregate purchase price of $28.0 million. Each Unit consisted of one share of Common Stock and warrants to acquire 0.20 shares of Common Stock at an exercise price of $7.663 per share (“Warrants”). The Units consist of an aggregate of 3,940,887 shares of Common Stock (the “Shares”) and Warrants exercisable for an aggregate of 788,177 shares of Common Stock (the “Warrant Shares”).

Registration Rights Agreement

Pursuant to the terms of the Purchase Agreement, the Company and the Purchasers entered into the Registration Rights Agreement (the “Registration Rights Agreement”) concurrently with entering into the Purchase Agreement. Within 30 calendar days after November 8, 2013 (the “Closing”), the Company will be required to file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale by the Purchasers or their permitted transferees the Shares, Warrant Shares and any securities issued or issuable with respect to the Shares or Warrant Shares as a result of a stock split, dividend or other distribution, recapitalization or similar event (collectively, the “Registrable Securities”), provided that with respect to a holder of Registrable Securities, such holder’s Shares or Warrant Shares shall cease to be Registrable Securities upon the earliest to occur of (x) any such securities are sold pursuant to a registration statement or Rule 144 under the Securities Act, and (y) two years from the date of the Closing.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections or earnings. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a clinical stage biopharmaceutical company focused on the development of OCR-002 for the treatment of acute and chronic hyperammonemia and associated hepatic encephalopathy, or HE, in patients with liver cirrhosis, acute liver failure and acute liver injury.

OCR-002 is a novel, proprietary molecule comprised of phenylacetate bound with ornithine functioning as an ammonia scavenger to treat acute and chronic HE.

OCR-002 has received Orphan Drug designation and Fast Track status from the U.S. Food and Drug Administration, or FDA, for the treatment of hyperammonemia and resultant HE in patients with acute liver failure or acute on chronic liver disease.

Our strategy is to focus clinical development activities on the intravenous form of OCR-002 to treat acute HE in hospitalized patients while beginning formulation work on the oral form of OCR-002 which would focus on acute-to-chronic care of HE patients.

Clinical Activity

We commenced a Phase 2b study of OCR-002 and expect to begin patient enrollment by the end of 2013. We expect the study to include approximately 200 patients and to be designed as a randomized, double-blind, placebo-controlled, efficacy study as a treatment for acute HE in hospitalized patients with liver cirrhosis.

Previously, we completed Phase 1 studies in both healthy volunteers and patients with liver cirrhosis using the intravenous formulation of OCR-002. These studies established safety, tolerability and target dose for OCR-002. There are also two externally sponsored Phase 2a studies underway:

•
An investigator sponsored study in patients with known liver cirrhosis and elevated ammonia due to upper gastrointestinal bleeding, or UGIB. UGIB is a complication of liver cirrhosis, and often leads to acute HE. The open label phase of this study showed a rapid and durable ammonia reduction within 36 hours of initiation of infusion of OCR-002. The second part of this study, a double-blind, placebo-controlled study to measure ammonia plasma concentration and improvement in HE is currently enrolling. We expect to review results of this study in 2014.

•
A study funded by the National Institutes of Health for the Acute Liver Failure Study Group (ALFSG) to evaluate OCR-002 for the treatment of patients with acute liver injury and acute liver failure due to acetaminophen overdose. We expect to review results from the first cohort of this study in 2014.

Merger

On July 15, 2013, Tranzyme, Inc., or Tranzyme, completed its merger, or the Merger, with Ocera Therapeutics, Inc., a privately held Delaware corporation, or Private Ocera, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of April 23, 2013, or the Merger Agreement, by and among Tranzyme, Private Ocera and Terrapin Acquisition, Inc., a wholly-owned subsidiary of Tranzyme, or the Merger Subsidiary. Pursuant to the Merger Agreement, Merger Subsidiary merged with and into Private Ocera, with Private Ocera, renamed as Ocera Subsidiary, Inc., surviving the merger as a wholly-owned subsidiary of the combined company. Immediately following the Merger, the combined company changed its name from “Tranzyme, Inc.” to “Ocera Therapeutics, Inc.”

In September 2013, we approved a restructuring plan related to Tranzyme Pharma, Inc., our Canadian subsidiary acquired in the Merger that previously housed the research operations of Tranzyme, including Tranzyme’s proprietary chemistry technology platform, MATCH (Macrocyclic Template Chemistry), used to develop its pre-clinical and clinical stage product candidates. The goal of the restructuring plan is to enable us to focus management and financial resources on advancing OCR-002. On November 11, 2013 we terminated most employees at the Canadian location except those needed for final closure of the facility. We expect to incur expenses and charges during the fourth quarter of 2013 in connection with the restructuring plan. These expenses and charges are estimated to be in the range of $900,000 to $1.1 million, and will include, without limitation, severance and related benefit costs, asset impairment expenses, termination costs associated with contractual obligations and other liabilities.

In December 2009, Tranzyme entered into a two-year collaboration agreement with Bristol-Myers Squibb Company, or BMS, to discover, develop and commercialize novel macrocyclic compounds, other than Tranzyme's product candidates and internal programs, directed against a limited number of targets of interest to BMS. On January 4, 2013, Tranzyme announced the successful completion of its chemistry-based drug discovery collaboration with BMS. As a result of the joint research efforts, we transferred compounds to BMS for further development across multiple drug targets. Under the terms of the agreement, BMS is solely responsible for preclinical and clinical development of all products arising from the collaboration and for their commercialization globally. In connection with the agreement, we may receive up to approximately $80.0 million in additional development milestone payments, and $30.0 million in sales milestone payments, for each target program if development and regulatory milestones, or commercial milestones, respectively, are achieved. In addition, we would receive graduated single-digit percentage royalties and sales milestone payments on annual net sales of commercial products. In October, 2013, we determined that it was more likely than not that BMS would terminate development efforts on one of the compounds transferred upon completion of the collaboration.

Financings

On April 23, 2013, concurrently with the execution of the Merger Agreement, Tranzyme entered into a Securities Purchase Agreement with certain former Private Ocera stockholders and their affiliates into a Registration Rights Agreement that granted customary registration rights to the participants of the Financing. Pursuant to the Securities Purchase Agreement, immediately following the consummation of the Merger, we sold approximately $20 million of our common stock to the parties at a per share purchase price of $6.0264.

On November 8, 2013, we closed on a private placement financing contemplated by the Securities Purchase Agreement, or the Agreement, dated as of November 5, 2013 by and among the entities affiliated with Vivo Capital, Venrock, Deerfield Management, Great Point Partners, QVT Financial, RA Capital Management, InterWest Partners, Three Arch Opportunities Fund and certain other purchasers identified therein, or the Purchasers, pursuant to which we issued an aggregate of 3,940,887 units, or Units, for an aggregate purchase price of $28 million. Each Unit consisted of one share of our Common Stock and a warrant to acquire 0.20 shares of our Common Stock at an exercise price of $7.663 per share, or Warrants. The Units consist of an aggregate of 3,940,887 shares of Common Stock, or the Shares, and Warrants exercisable for an aggregate of 788,177 shares of our Common Stock, or the Warrant Shares. Concurrently with the execution of the Agreement, we entered into a Registration Rights Agreement that granted customary registration rights to the Purchasers. We are required to file a registration statement registering the resale of the Shares and Warrant Shares within 30 days of the closing.

Financial Overview
Revenue
We are a development stage company and have generated no revenue from the sale of products since inception. We do not expect to generate any revenue from our existing product candidates unless or until we commercialize or enter into a strategic alliance for OCR-002.
Research and Development Expenses
Since our inception, we have focused on the development of our product candidates. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other stock‑based compensation granted to personnel in development functions;

•
fees paid to clinical trial sites and vendors, including clinical research organizations in connection with our clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to clinical consultants;

•	expenses related to formulation development, production of clinical supplies, including fees paid to contract manufacturers;

•	expenses related to pre-clinical studies;

•	expenses related to license fees under in-licensing agreements;

•	other consulting fees paid to third parties;

•	expenses related to compliance with drug development regulatory requirements in the United States, the European Union and other foreign jurisdictions; and

•	depreciation, facility and other allocated expenses.

We record research and development expenses as they are incurred. We have been developing OCR-002 and AST-120 in parallel, and typically use our employees, consultants and infrastructure resources across our two programs. Thus, some of our research and development expenses are not attributable to an individual program, but rather are allocated across our two programs and these costs are included in other research and development expense as detailed below. Allocated expenses include salaries, stock based compensation and related benefit expenses for our employees, and fees paid for clinical studies and contract manufacturing expenses. The following table shows our research and development expenses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
	(unaudited)		(unaudited)
OCR-002	$599	$224	$620	$599
AST-120	23	6	38	48
Other research and development expenses	1,232	196	1,630	699
Total	$1,854	$426	$2,288	$1,346

We expect our research and development expenses to increase when we initiate our Phase 2b trial of OCR-002 and continue development of our oral formulation to treat and prevent recurrences of HE. Due to the inherently unpredictable nature of product development, we are currently unable to estimate the expenses we will incur in the continued development of OCR-002.

Our research and development expenditures are subject to numerous uncertainties in timing and cost to completion. Development timelines, the probability of success and development expenses can differ materially from expectations. Clinical trials may be difficult to enroll given the small number of patients with certain of our target indications. Completion of clinical trials may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of trials required for approval;

•	the number of sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that participate in the trials;

•	the drop-out or discontinuation rates of patients;

•	the duration of patient follow-up;

•	the number and complexity of analyses and tests performed during the trial;

•	the phase of development of the product candidate; and

•	the efficacy and safety profile of the product candidate.

Our expenses related to clinical trials are based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that may be used to conduct and manage clinical trials on our behalf. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.
As a result of the uncertainties discussed above, we are unable to determine with certainty the duration and completion costs of its development programs. We will need to raise additional capital and may seek strategic alliances in the future to advance our programs.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and stock‑based compensation for employees in executive, finance, business development and support functions. Other significant expenses include the costs associated with obtaining and maintaining our patents portfolio, professional fees for accounting and legal services, travel and allocated facilities and other expenses.
We expect our general and administrative expenses will increase in the future as we expand our operating activities, maintain and expand our patent portfolio, and incur additional costs associated with being a public company. We expect increased expenses for legal fees, accounting fees, director and officers' liability insurance, and investor relations fees.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments related to preclinical, nonclinical and clinical development costs and drug manufacturing costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in the notes to our audited financial statements for the year ended December 31, 2012 included as Exhibit 99.2 to our Current Report on Form 8K/A filed on September 27, 2013 and our Management's Discussion and Analysis of Financial Condition and Results of Operations included in

Tranzyme's Definitive Proxy Statement filed with the SEC on June 10, 2013. There have been no material changes to our critical accounting policies and estimates as disclosed in the notes to our audited financial statements except as described below.

Business Combinations
    We accounted for the merger with Tranzyme as a reverse merger under the acquisition method of accounting. The consideration paid to acquire Tranzyme was measured at fair value and included the exchange of our common stock and assumption of vested stock options. This allocation of the purchase price resulted in recognition of intangible assets related to customer relationships, developed technology and goodwill. The allocation of purchase price requires us to make significant estimates and assumptions. The key assumptions in determining the fair value of intangible assets were the discount rate and the probability assigned to the milestone or royalty being achieved. Changes in the fair value may result from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone or royalty.
Intangible Assets and Goodwill
We recorded intangible assets and goodwill upon the acquisition of Tranzyme on July 15, 2013. Acquired intangible assets are amortized on a straight-line basis over the remaining estimated economic life of 2.5 to 5 years. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. We recorded an impairment loss of $1.6 million in the three months ended September 30, 2013 due to the termination of work on one of two macrocyclic compounds under collaboration with Bristol-Myers Squibb.
We perform an annual qualitative assessment of its goodwill to determine if any events or circumstances exist, such as an adverse change in business climate or adverse developmental or regulatory results of OCR-002, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. The determination of fair value requires significant judgment and estimates. There has been no impairment of goodwill for any periods presented.
Results of Operations
Three-month and Nine-month Periods Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue
Licensing and other revenue	$200	$—	$200,000	$—
Total Revenue	200	—	200,000	—
Operating expenses:
Research and development	1,854	426	2,288	1,346
General and administrative	3,158	352	5,381	1,395
Amortization of intangibles	265	—	265	—
Restructuring charges	742	—	742	—
Impairment of intangibles	1,576	—	1,576	—
Total operating expenses	7,595	778	10,252	2,741
Total other income (expense), net	(9)	(42)	(170)	(141)
Net loss	$(7,404)	$(820)	$(10,222)	$(2,882)
Foreign currency translation adjustment	2	—	2	—
Comprehensive loss	$(7,402)	$(820)	$(10,220)	$(2,882)

Revenues

We generated $0.2 million in revenue in each of the three and nine month periods ending September 30, 2013 from nonrefundable payments received upon transfer of material to third parties and royalty revenue from a licensing agreement compared with no revenue for the same periods in 2012.

Costs and Expenses

Research and Development Expenses

Our research and development expenses increased by $1.4 and $0.9 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in expenses for the three and nine month periods was primarily due to the commencement of our Phase 2b trial for OCR-002 and expenses incurred in operating our Canadian facility acquired in the Merger.

We expect our research and development expenses to increase as we continue our Phase 2b trial of OCR-002 and commence development of our oral formulation to treat and prevent recurrences of HE.

Our expenses related to clinical trials are based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that may be used to conduct and manage clinical trials on our behalf. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.
Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, we cannot reasonably estimate the cost to complete projects and development timelines for their completion. Enrollment in clinical trials might be delayed or occur faster than anticipated for reasons beyond our control, requiring additional cost and time or accelerating spending. Results from clinical trials might not be favorable, or might require us to perform additional unplanned clinical trials, accelerating spending, requiring additional cost and time, or resulting in termination of the project. Regulatory reviews can also be delayed. Process development and manufacturing scale-up for production of clinical and commercial product supplies might take longer and cost more than our forecasts. As a result, clinical development and regulatory programs are subject to risks and changes that might significantly impact cost projections and timelines.

General and Administrative Expenses

Our general and administrative expenses increased by $2.8 and $4.0 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in general and administrative expense was primarily due to expenses incurred for the merger transaction, including employee severance, legal and accounting fees and other expenses associated with our corporate governance including directors and officer insurance and fees.
We expect that our general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio, and incur additional costs associated with public company support including legal fees, accounting fees, director and officers' liability insurance, and investor relations fees.

Amortization of intangibles

During the three months ended September 30, 2013, we capitalized approximately $5.9 million of intangible assets acquired in the Merger. We recognized $265,000 for the amortization of the intangible assets for the three and nine months ended September 30, 2013 as compared to no amortization in the same periods of 2012.

Restructuring expenses

During the three months ended September 30, 2013, we approved a restructuring plan related to the operations of our Sherbrooke, Quebec facility in order to focus its management and resources on the clinical development of OCR-002. Restructuring expenses for the three and nine months ended September 30, 2013 totaled $742,000.

Impairment of intangibles

During the three months ended September 30, 2013, we determined that BMS will terminate its efforts on the development of one of two macrocyclic compounds under development pursuant to our on-going collaboration agreement. As a result, we expensed $1.6 million of asset impairment associated with the termination of development pursuant to the agreement.

Other Income (Expense), Net

Interest expense consists primarily of interest accrued and amortization of debt issuance costs on convertible notes payable and the change in fair value of preferred stock warrants. The decrease in interest income (expense) for the three months ended September 30, 2013 compared to the same period in the prior year is due to the conversion of convertible notes payable to common stock as a result of the merger. Preferred stock warrants were converted to common stock warrants as a result of the merger eliminating the terms that caused the change in fair value of the warrants to be recorded in operating results, The increase for the nine month period ended September 30, 2013 was primarily due to interest accrued and amortization of debt issuance costs on our convertible notes payable.

Liquidity and Capital Resources
Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash flow from continuing operations:
Operating activities	$(8,067)	$(3,319)
Investing activities	7,459	248
Financing activities	19,996	1,513
Net cash provided by (used in) operations	$19,388	$(1,558)
Comparison of the Nine Months Ended September 30, 2013 and 2012
The primary use of cash in operating activities for nine months ended September 30, 2013 was primarily due to our net losses from the operation of our business, including expenses incurred for the development of OCR-002 and expenses related to the Merger and changes in working capital, partially offset by non-cash charges including depreciation expense, share-based compensation expense and the amortization of and impairment of intangibles purchased in the merger. Cash used in operating activities for nine months ended September 30, 2012 was primarily related to our net loss of $3.3 million during such period offset by changes in working capital and non-cash charges including depreciation expense, share-based compensation expense and changes in the value of our warrant liability.
Cash used in investing activities for the nine months ended September 30, 2013 related to purchases of equipment for our corporate offices. For the nine months ended September 30, 2012, net cash provided by investing activities primarily related to the maturity of investments used to fund operations.
Net cash provided by financing activities for the nine months ended September 30, 2013 related to proceeds from issuance of common stock and cash received in the Merger. Net cash provided by financing activities for the nine months ended September 30, 2012 resulted from the issuance of $1.5 million of convertible notes in March 2012.
The Combined Company Following the Merger

We believe the Merger will form a leading orphan liver disease biopharmeutical company. The combined company's lead drug candidate is OCR-002, for patients with acute and chronic liver diseases, an area of high unmet medical need. OCR-002 is an ammonia scavenger designed to treat hyperammonemia (elevated ammonia in the blood) and associated HE, a complication of patients with liver cirrhosis. We licensed the compound from UCL Business PLC in 2008.

OCR-002 has received Orphan Drug designation and Fast Track status from the FDA for the treatment of hyperammonemia and associated HE in patients with liver cirrhosis, acute liver failure and acute liver injury. We have completed Phase 1 and 2a studies in both healthy volunteers and patients with liver cirrhosis using the injectable formulation of OCR-002. These studies established safety, tolerability and target dose for OCR-002.
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
The second externally sponsored Phase 2a study is with the Acute Liver Failure Study Group or the ALFSG, funded by the National Institutes of Health. The ALSFG is studying OCR-002 for the treatment of patients with acute liver injury and acute liver failure due to acetaminophen overdose. We have initiated a Phase 2b, randomized, double-blind, placebo-controlled, efficacy study of OCR-002 as a treatment for acute hepatic encephalopathy in hospitalized patients with liver cirrhosis. The study is expected to have approximately 200 patients, and enrollment is expected to begin in late 2013.
Capital Resources and Funding Requirements
We will require additional funds to support future operations including our development activities associated with the IV and oral forms of OCR-002. Our future funding requirements depends on many factors, including, but not limited to the progress, timing, scope and costs of our nonclinical studies and clinical trials including the ability to enroll patients on a timely basis in our planned and potential future clinical trials, the time and cost necessary to respond to technological, market or governmental developments, and the cost of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.
We expect to fund expenses from our current cash and cash equivalents, possible strategic opportunities and potentially additional financing transactions or collaboration arrangements. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. On November 8, 2013, we closed on a private placement financing contemplated by the Securities Purchase Agreement, or the Agreement, dated as of November 4, 2013 by and among the us and entities affiliated with Vivo Capital, Venrock, Deerfield Management, Great Point Partners, QVT Financial, RA Capital Management, InterWest Partners, Three Arch Opportunities Fund and certain other purchasers identified therein, pursuant to which we issued an aggregate of 3,940,887 units, or Units, for an aggregate purchase price of $28 million. Each Unit consisted of one share of our Common Stock and a warrant to acquire 0.20 shares of our Common Stock at an exercise price of $7.663 per share, or Warrants. The Units consist of an aggregate of 3,940,887 shares of Common Stock, or the Shares, and Warrants exercisable for an aggregate of 788,177 shares of our Common Stock, or the Warrant Shares.
We have based our estimates of our cash needs on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our OCR-002 Phase IIb clinical trial may cost more than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidate, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for OCR-002.
Our ability to finance operations beyond our current resources will depend heavily on our ability to obtain favorable results in clinical trials of OCR-002 and to develop and commercialize OCR-002 successfully. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to raise additional capital through a combination of private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.

Off-Balance Sheet Arrangements

     We do not currently have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We incur research and development expenses through our Canadian subsidiary. In addition, Ocera has historically contracted with third-party providers to manufacture product and to conduct clinical trials and perform other research and development activities in Europe. Accordingly, we are exposed to fluctuations in foreign currency exchange rates in connection with the liabilities incurred by us in these relationships. We do not currently hedge our exposures to foreign currency fluctuations.

Market Risk

Our cash and cash equivalents as of September 30, 2013, consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

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

Changes to Internal Controls Over Financial Reporting

In connection with entering into the Merger Agreement with Tranzyme, Inc. in April 2013, which closed effective July 15, 2013, we have developed and will continue to develop additional internal controls over our acquisition process. Except for the development of additional internal controls over accounting for acquisitions, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II. OTHER INFORMATION

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
We have not submitted a new drug application, or NDA, or received regulatory approval to market for any of our product candidates in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the U.S. Food and Drug Administration, or FDA, for each therapeutic indication to establish each product candidate's safety and efficacy. Our product candidates, and any future product candidates, may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.
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

We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants or if preliminary data demonstrates that one of our product candidates is unlikely to receive regulatory approval or unlikely to be successfully commercialized. In addition, regulatory agencies, institutional review boards or data safety monitoring boards may at any time order the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate a clinical trial of OCR-002 to treat HE or acute liver failure, the commercial prospects for OCR-002 will be harmed and our ability to generate product revenues from OCR-002 may be delayed or eliminated.
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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from OCR-002, if approved. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from the sale of OCR-002, if approved, our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.
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
In the United States, the Medicare Modernization Act or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.
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
The commercial success of OCR-002 will depend upon the degree of market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. If we fail to achieve market acceptance of OCR-002, our revenue will be more limited and it will be more difficult to achieve profitability.

OCR-002 may not gain sufficient market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community and our business may suffer. The degree of market acceptance of OCR-002 will depend on a number of factors, including:

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

In March 2012, we received a CE Mark for the sale of AST-120 as a medical device for the treatment of diarrhea predominant irritable bowel syndrome (IBS) in the European Market. However, we have not commercialized AST-120 and, as a result, we have not generated any revenue from the sale of AST-120. We are currently evaluating our options for AST-120. If we are unable to determine and implement an appropriate strategic plan for AST-120, we will not receive any revenue in relation to this product. Furthermore, if we do not make commercially reasonable efforts to develop and commercialize AST-120, the license agreement may be terminated and all rights to AST-120 may revert to the licensor.

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
We will need to obtain additional financing to fund future operations, including the development and commercialization of OCR-002 and to support sales and marketing activities. Moreover, our fixed expenses such as rent, license payments, interest expense and other contractual commitments are substantial and are expected to increase in the future.
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
We have not generated any revenue from the sale of any products and do not know when, or if, we will generate any revenue. Until we can generate a sufficient amount of revenue, we may raise additional funds through collaborations and public or private debt or equity financings. Additional funds may not be available when needed on terms that are acceptable, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.
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
Risks Related to Product Liability
If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit the commercialization of OCR-002 or other products.
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
We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. We plan to maintain insurance against product liability lawsuits for commercial sale of OCR-002, if approved for sale. We currently maintain insurance for the clinical trials of product candidates. Biopharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with clinical trials and commercial use of OCR-002 and other product candidates, for which existing insurance coverage may not be adequate.
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
We rely on trade secrets to protect our proprietary know-how and technological advances, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
July 2013 Merger and Private Placement
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

November 2013 Private Placement

On November 8, 2013, we closed on a private placement financing contemplated by the Securities Purchase Agreement, or the Agreement, dated as of November 5, 2013 by and among the us and entities affiliated with Vivo Capital, Venrock, Deerfield Management, Great Point Partners, QVT Financial, RA Capital Management, InterWest Partners, Three Arch Opportunities Fund and certain other purchasers identified therein, or the Purchasers, pursuant to which we issued an aggregate of 3,940,887 units, or Units, for an aggregate purchase price of $28,000,000 in reliance upon exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and on Regulation D promulgated thereunder. Each Unit consisted of one share of our Common Stock and a warrant to acquire 0.20 shares of our Common Stock at an exercise price of $7.663 per share, or Warrants. The Units consist of an aggregate of 3,940,887 shares of Common Stock, or the Shares, and Warrants exercisable for an aggregate of 788,177 shares of our Common Stock, or the Warrant Shares. Concurrently with the execution of the Agreement, we entered into a Registration Rights Agreement that granted customary registration rights to the Purchasers. We are required to file a registration statement registering the resale of the Shares and Warrant Shares within 30 days of the closing.

The foregoing description of the Agreement, the Registration Rights Agreement and the Warrants is not complete and is qualified in its entirety by reference to the Agreement, Registration Rights Agreement and the Form of Warrant, which were previously filed as Exhibit 10.1, Exhibit 10.2 and Exhibit 4.1, respectively, to the Form 8-K filed by us on November 7, 2013, and are incorporated herein by reference.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6.    Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1
Eighth Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.2	Form of Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-170749)).

4.1	Specimen Common Stock Certificate ((Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed on July 15, 2013).

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

4.4
Registration Rights Agreement, dated as of November 5, 2013, by and among Ocera Therapeutics, Inc. and the Purchasers identified therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 7, 2013).

4.5
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

4.8
Warrant to Purchase Stock dated September 30, 2010 issued by the Company to Oxford Finance Corporation (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-170749).

4.9	Form of Warrant to Purchase Stock issued by the Company on January 31, 2012. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on February 1, 2012).

4.10
Form of Common Stock Purchase Warrants, dated March 30, 2012, issued by Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.) (Incorporated by reference to Exhibit 4.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

4.11
Form of Common Stock Purchase Warrants, dated October 1, 2012, issued by Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.) (Incorporated by reference to Exhibit 4.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

4.12	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 7, 2013).

10.1#
Restated License Agreement by and between Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.) and Kureha Corporation, dated as of March 6, 2008 (Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K/A filed on September 27, 2013).

10.2#
Agreement by and between Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.) and Kureha Corporation, dated April 5, 2012 (Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K/A filed on September 27, 2013).

10.3#
Commercial Manufacture and Supply Agreement by and between Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.) and Kureha Corporation, dated as of November 1, 2007 (Incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K/A filed on September 27, 2013).

10.4#
Clinical Manufacture and Supply Agreement by and between Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.) and Kureha Corporation, dated as of December 22, 2005 (Incorporated by reference to Exhibit 10.4 the Company’s Current Report on Form 8-K/A filed on September 27, 2013).

10.5#
Deed by and between Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.) and UCL Business PLC, dated as of February 20, 2013, relating to and amending certain provisions of the Amended and Restated License Agreement by and between Ocera Subsidiary, Inc. and UCL Business PLC, dated as of July 26, 2011, a copy of which is attached to the Deed (Incorporated by reference to Exhibit 10.5 the Company’s Current Report on Form 8-K/A filed on September 27, 2013).

10.6
Employment Agreement dated September 3, 2013 by and between Ocera Therapeutics, Inc. and Jeryl Lynn Hilleman (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013).

10.7	Ocera Therapeutics, Inc. Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013).
10.8
Securities Purchase Agreement, dated as of November 5, 2013, by and among Ocera Therapeutics, Inc. and the Purchasers identified therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2013).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Definitions Linkbase Document
*Filed herewith
**Furnished herewith
#Portions of these exhibits have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

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

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	November 14, 2013	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer

Date:	November 14, 2013	By:	/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Chief Financial Officer

Date:	November 14, 2013	By:	/s/ Rhonda L. Stanley
Rhonda L. Stanley
Principal Accounting Officer