Form 10-K
period 2013-12-31
Ocera Therapeutics, Inc.
filed 2014-03-18
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___ .
Commission file number 001-35119
OCERA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	63-1192270
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
525 University Avenue, Suite 610
Palo Alto, CA 94301
(Address of principal executive offices including zip code)
650-475-0158
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 28, 2013 was approximately $10.106 million. As of March 14, 2014, there were outstanding 15,453,448 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part III of the Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the registrant's 2014 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2013.

OCERA THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K

CORPORATE INFORMATION AND FORWARD-LOOKING STATEMENTS
Corporate Information
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
Unless otherwise stated in this Annual Report on Form 10-K (also referred to as this Annual Report or this Form 10-K) or the context otherwise requires, references to “Ocera,” “we,” “us,” “our,” the “Company” and similar references refer to Ocera Therapeutics, Inc. and its subsidiaries.
Forward-Looking Statement Safe Harbor
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

Part I.
Item 1. Business
Overview
We are a clinical stage biopharmaceutical company focused on the development and commercialization of a clinical candidate, OCR-002, for the treatment of hepatic encephalopathy, or HE. HE is a serious complication of liver failure marked by mental changes including confusion, impaired motor skills, disorientation in time and space, and, in its more severe form, stupor, coma and even death. Common causes of liver malfunction leading to HE include alcoholism and hepatitis as well as obesity, Type II diabetes, and acetaminophen overdose.
OCR-002 is a novel molecule, ornithine phenylacetate, which functions as an ammonia scavenger. OCR-002 has been shown to lower ammonia in patients with cirrhosis when administered as a continuous intravenous infusion. In pre-clinical efficacy studies, OCR-002 significantly reduced arterial ammonia in an animal model of chronic liver disease and significantly reduced arterial ammonia, brain ammonia and intracranial pressure in a second animal model of acute liver failure. In 2012, we completed a Phase 1 pharmacokinetic and safety study of the intravenous form of the OCR-002. We are now conducting a randomized, placebo-controlled double blind Phase 2b study to evaluate the efficacy of intravenous therapy with OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. In addition, there are two investigator- sponsored Phase 2a studies underway, one in Spain studying ammonia levels in a double blind study of patients with upper gastrointestinal bleeding and the other an open label NIH-sponsored study of safety of OCR-002 in patients with hyperammonemia and HE due to acute liver failure.

We are also developing an oral form of OCR-002 to provide continuity of care for HE patients, where the intravenous form would be used for hospital-based acute care and the oral form for chronic maintenance care post discharge. We have started formulation studies designed to identify a prototype orally deliverable form of OCR-002.
OCR-002 has been granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, for the treatment of hyperammonemia and resultant HE in patients with acute and chronic liver disease. Orphan drug designation is given to a drug candidate intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States.
We are building intellectual property protection of OCR-002, with composition of matter claims granted in Europe, Japan, China and several other countries, and specific drug substance claims granted in the United States. In December, 2008, we licensed rights to OCR-002 from University College London. In addition, we have been granted use claims for the treatment of HE in the United States, Europe, Japan, China, and elsewhere.  We also have worldwide patents pending for the use of OCR-002 in the treatment of portal hypertension and for the manufacture of OCR-002.
We are developing OCR-002 and retain global rights to commercialization for both the intravenous and oral forms of the drug. We may seek partners to help us develop OCR-002, including the potential to partner product commercialization rights.
Hepatic Encephalopathy: A Progressive Disorder Related to Elevated Ammonia Levels
HE is a serious neurological disorder that can occur in patients with advanced cirrhosis or acute liver failure. HE is believed to occur when the brain is exposed to gut-derived toxins normally removed by the healthy liver. While a variety of these toxins may contribute to HE, we believe that ammonia plays a causational role in the disorder. The diagnosis of hepatic encephalopathy requires the presence of impaired liver function and the exclusion of an alternative explanation for the symptoms. Blood tests of ammonia levels may assist in the diagnosis. In the mild form of HE, patients experience forgetfulness, mild confusion and irritability. As the condition worsens, HE is characterized by an inverted sleep-wake pattern, lethargy and personality changes. Patients often present in the hospital with asterixis, a characteristic flapping of the hands. In its most severe form, the disease is marked by a progression to coma. To categorize the stage of the disease, physicians often apply the West Haven scale of Grade 0 to Grade 4 to categorize the severity of episodic HE. Patients with West Haven Grade 0 or 1 are typically ambulatory and can usually be managed as outpatients. Patients with Grade 2 are often hospitalized and Grade 3 and 4 patients exhibit stupor or coma.
Acute Hepatic Encephalopathy: Current Treatment and Unmet Medical Need
There is currently no FDA-approved treatment for patients presenting at the hospital with acute HE. The current standard of care for these patients includes hydration, supportive care and pharmacologic treatment to suppress the production of ammonia in the intestine, most commonly through administration of the laxative lactulose or non-absorbable antibiotics. There is no definitive data on the degree of effectiveness of these agents in treating the acute HE patient.
Lactulose can be difficult to administer in the hospital setting where patients may not be able to swallow, requiring the medication to be given by nasal-gastric tube or by enema. Abdominal cramping, diarrhea and flatulence are common side effects with lactulose, making the drug difficult for many patients to tolerate. Moreover, a published review of clinical trials involving lactulose and lactitol in the treatment of HE concluded that those agents failed to demonstrate a statistically significant benefit.
Rifaximin, a poorly absorbed non-systemic oral antibiotic manufactured by Salix Pharmaceuticals, Ltd (“Salix”) is believed to limit the local production of ammonia in the intestine. Rifaximin 550 mg tablets were FDA approved in March 2010 for the maintenance of remission from overt HE in patients 18 years of age or older. While rifaximin has been shown to be effective in preventing recurrent episode of HE in the outpatient setting, there is no evidence that it is effective in the acute care of hospitalized cirrhotic patients with HE.
Ravicti is an oral ammonia-lowering agent currently in development by Hyperion for the prevention of HE events in patients with cirrhosis. In a Phase 2b trial, Hyperion showed that Ravicti was effective in reducing the number of episodes of overt HE. However, there is no evidence that Ravicti is effective in the acute setting for patients who present to the hospital with overt HE.
BUPHENYL is not an appropriate treatment for most HE patients given the FDA warning regarding the use of the drug in patients with sodium retention and edema which is common for patients with HE. AMMONUL, an intravenous ammonia lowering drug is also contraindicated in patients with decompensated liver cirrhosis because of its high sodium load.

Based on third party analysis of Healthcare Cost and Utilization Project (HCUP) data, we estimate that there are approximately 160,000 patients hospitalized with HE in the U.S. annually, and that this population is growing by about 5% a year.
OCR-002 for the Treatment of Acute HE in Hospitalized Patients
Rationale for OCR-002 in Acute HE
Acute HE is believed to be caused by the rapid accumulation of ammonia in the blood in patients with a failing liver. As the ammonia crosses the blood brain barrier, it leads to brain swelling and serious neurocognitive deficit. These patients are generally very sick, often stuporous or comatose, and unable to swallow and effectively absorb oral medications. Therefore, we believe it is preferable to treat them with an intravenous, easily administrable agent that can act rapidly and safely. We believe that OCR-002, which has been shown to lower ammonia levels rapidly and safely, can be beneficial in managing these patients.
OCR-002 Clinical Development of IV form of OCR-002
Mechanism of Action
OCR-002 appears to have a dual mode of action designed to lower ammonia without involvement of the liver, which is damaged or diseased in HE patients. Once in circulation, OCR-002 breaks down into ornithine and phenylacetate. We believe that ornithine enters the muscle where it is converted to glutamate, which in turn combines with ammonia to create glutamine. Glutamine combines with phenylacetate to form phenylacetylglutamine (PAGN) which is then excreted through the kidneys.
Pre-clinical and Phase 1 Pharmacokinetics Studies
Preclinical efficacy studies of OCR-002 were performed in two animal models, rat with bile duct ligation as a model for chronic liver disease and pig with hepatic artery ligation as a model for acute liver failure. In the rat model, OCR-002 significantly reduced arterial ammonia, and in the pig model, OCR-002 significantly reduced arterial ammonia, brain ammonia and intracranial pressure.
We completed Phase 1 pharmacokinetic and safety studies of OCR-002 in a parallel ascending dose study of 54 healthy volunteers and 43 stable cirrhotic patients. Through this study, we established pharmacokinetic profile of the OCR-002 and identified safety margins.
Phase 2 Efficacy Studies
We are conducting a Phase 2b “STOP-HE” or OCR002-HE209 trial to evaluate the efficacy, safety and pharmacokinetics of OCR-002 in hospitalized patients with liver cirrhosis and an acute episode of HE. (HE). The study is a randomized double-blind, controlled study of OCR-002 plus current standard of care versus standard of care alone. The trial will assess time to achievement of meaningful improvement in HE symptoms.
In addition to the Phase 2b trial, there are two externally-sponsored Phase 2a trials of OCR-002: A study in Spain studying ammonia lowering in patients with upper gastrointestinal bleeding and a NIH sponsored study of hyperammonemia in patients with acute liver failure.

•
The first, open-label, phase of the Spanish study included 10 patients who received OCR-002 compared with historic controls, and demonstrated that OCR-002 rapidly lowered the ammonia levels of these patients.

•	An open label NIH study of OCR-002 in acute liver failure. These patients are often young and otherwise healthy, with liver failure caused by acetaminophen overdose and other acute causes.
Oral Formulation of OCR-002
We are also developing an oral form of OCR-002 to provide continuity of care for HE patients, where the intravenous form would be used for hospital-based acute care and the oral form for chronic, preventative care post discharge. We are in the process of starting formulation studies designed to identify a prototype orally deliverable form of OCR-002.
Manufacturing
We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on third-party manufacturers to produce bulk drug substance and drug products required for commercial use and for our clinical trials.

We have clinical supplies of OCR-002 manufactured for us by Helsinn Chemicals SA in Switzerland. Finished product manufacturing and filling for OCR-002, if regulatory approval is obtained, will be undertaken by AAI Pharma Service Corp in North Carolina. Our third-party manufacturers, their facilities and all lots of drug substance and drug products are required to be in compliance with current Good Manufacturing Practices, or cGMP. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of our products. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.
Competition
We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, among others, which may in the future develop products to treat HE. Our commercial opportunity may be reduced significantly if our competitors develop and commercialize products that are safer, more effective, more convenient, have fewer side effects or are less expensive than OCR-002. Public announcements regarding the development of competing drugs could adversely affect the commercial potential of OCR-002.
Currently there is no cure for HE other than liver transplantation, which is limited by donor availability and patient eligibility. For treatment of acute HE, the standard of care is treatment with hydration and lactulose. For prevention of recurring HE, although lactulose has been commonly used, rifaximin is the only FDA-approved therapy for reduction in risk of episodic HE recurrence. In addition to currently marketed treatments for chronic HE, Hyperion completed a Phase 2 study of glycerol phenylbutyrate (GPB) for the treatment of hepatic encephalopathy. Hyperion reported that this study met its primary endpoint with significantly fewer patients treated with GPB experiencing HE events as compared to patients receiving placebo. To be commercially viable in the treatment of acute HE, we must demonstrate that OCR-002 shortens the time to meaningful clinical improvement, and to be viable in the chronic treatment of HE, OCR-002 must be deliverable in a practical and competitive dosage form as well as offering sufficient efficacy and tolerability. If a curative treatment for HE is developed other than liver transplantation, OCR-002 may become obsolete for that indication.
Intellectual Property
We are seeking patent protection in the United States and internationally for our products and product candidates. Our policy is to pursue, maintain and defend patent rights developed internally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of the existing patents upon which our product candidates rely or any patents granted to us in the future will be commercially useful in protecting our technology. We also rely on trade secrets to protect our product candidates. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors - Risks Related to Our Intellectual Property.”
Our success depends in part on our ability to:

•	obtain and maintain proprietary and marketing exclusivity rights for OCR-002;

•	preserve trade secrets;

•	prevent third parties from infringing upon the proprietary rights; and

•	operate our business without infringing the patents and proprietary rights of third parties, both in the United States and internationally.
We own pending patent applications in the United States, Europe, Japan, Canada and other jurisdictions around the world directed to methods of making OCR-002. If issued, one or more of these pending patent applications could provide additional patent protection to 2031. However, there is a significant risk that these applications will not issue as patents, or that they may issue with substantially narrower claims than those that are currently sought.
We also protect our proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Regulatory Matters
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable United States regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an Institutional Review Board, or IRB, of a clinical hold on trials, the FDA’s refusal to approve pending applications or supplements, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.
The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, record keeping, approval, advertising and promotion of our products.
The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of OCR-002 or any future product candidates or approval of new disease indications or label changes. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.
Marketing Approval
The process required by the FDA before drugs may be marketed in the United States generally involves the following:

•	nonclinical laboratory and animal tests;

•	submission of an Investigational New Drug, or IND, application which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses;

•	pre-approval inspection of manufacturing facilities and clinical trial sites; and

•	FDA approval of a new drug application, or NDA, which must occur before a drug can be marketed or sold.
The testing and approval process requires substantial time and financial resources, and we cannot be certain that any new approvals for our product candidates will be granted on a timely basis if at all.
Our planned clinical trials for our product candidates may not begin or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory approval to commence a study;

•	reaching agreement with third-party clinical trial sites and their subsequent performance in conducting accurate and reliable studies on a timely basis;

•	obtaining IRB approval to conduct a study at a prospective site;

•	recruiting patients to participate in a study; and

•	supply of the drug.

 Prior to commencing the first clinical trial, an initial IND application must be submitted to the FDA. The IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA within the 30-day time period raises concerns or questions about the conduct of the clinical trial. In such case, the IND application sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. A separate submission to the existing IND application must be made for each successive clinical trial to be conducted during product development. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. Informed consent must also be obtained from each study subject. Regulatory authorities, an IRB, a data safety monitoring board or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk.
For purposes of NDA approval, human clinical trials are typically conducted in phases that may overlap:

•
Phase I - the drug is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. These studies may also gain early evidence on effectiveness. During Phase I clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid Phase II clinical trials.

•
Phase II - studies are conducted in a limited number of patients in the target population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials.

•
Phase III - when Phase II evaluations demonstrate that a dosage range of the product appears effective and has an acceptable safety profile, and provide sufficient information for the design of Phase III studies, Phase III trials are undertaken to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug, and to provide an adequate basis for product approval by the FDA.

•
Phase IV - post-marketing studies, or Phase IV clinical trials, may be conducted after initial marketing approval. These studies may be required by the FDA as a condition of approval and are used to gain additional experience from the treatment of patients in the intended therapeutic indication. The FDA also now has express statutory authority to require post-market clinical studies to address safety issues.

All of these trials must be conducted in accordance with good clinical practice requirements in order for the data to be considered reliable for regulatory purposes.
Government regulation may delay or prevent marketing of product candidates or new drugs for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approvals for any future product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.
The NDA Approval Process
In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment unless a waiver or exemption applies. The application includes all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators.
The FDA will initially review the NDA for completeness before it accepts it for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Based on pivotal Phase III trial results submitted in an NDA, upon the request of an applicant, the FDA may grant a priority review designation to a product, which sets the target date for FDA action on the application at six months, rather than the standard ten months. Priority review is given where preliminary estimates indicate that a product, if approved, has the potential to provide a significant improvement compared to marketed products or offers a therapy where no satisfactory alternative therapy exists. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.
After the FDA completes its initial review of an NDA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the NDA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, nonclinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application.
Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the NDA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
The testing and approval process for a drug requires substantial time, effort and financial resources and this process may take several years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products.
The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase IV studies may be made a condition to be satisfied for continuing drug approval. The results of Phase IV studies can confirm the effectiveness of a product candidate and can provide important safety information. In addition, the FDA has express statutory authority to require sponsors to conduct post-market studies to specifically address safety issues identified by the agency.
Even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution, or post-marketing study requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.
FDA Post-Approval Requirements
Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including requirements for record-keeping and reporting of adverse experiences with the drug. Drug manufacturers are required to register their facilities with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain quality processes, manufacturing controls and documentation requirements upon us and our third-party manufacturers in order to ensure that the product is safe, has the identity and strength, and meets the quality and purity characteristics that it purports to have. Certain states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, fail to approve any NDA or other application, require us to recall a drug from distribution, shut down manufacturing operations or withdraw approval of the NDA for that drug. Noncompliance with cGMP or other requirements can result in issuance of warning letters, civil and criminal penalties, seizures and injunctive action.
Labeling, Marketing and Promotion
The FDA closely regulates the labeling, marketing and promotion of drugs. While doctors are free to prescribe any drug approved by the FDA for any use, a company can only make claims relating to safety and efficacy of a drug that are consistent with FDA approval, and the company is allowed to actively market a drug only for the particular use and treatment approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions and potential civil and criminal penalties. Government regulators recently have increased their scrutiny of the promotion and marketing of drugs.
Orphan Designation and Fast Track Status
OCR-002 received orphan designation for the treatment of hyperammonemia and resultant HE in patients with acute liver failure or acute on chronic liver disease. Under the Orphan Drug Act, the FDA may grant orphan designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan designation must be requested before submitting an NDA. Generally, if a drug that receives orphan designation is approved for the orphan indication, it receives orphan drug exclusivity, which for seven years prohibits the FDA approving another product with the same active chemical entity for the same indication. Orphan exclusivity will not bar approval of another product under certain circumstances, including if the new drug is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. After the FDA grants orphan designation, the identity of the applicant, as well as the name of the therapeutic agent and its designated orphan use, are disclosed publicly by the FDA.
Orphan designation for OCR-002 for HE was granted based on data demonstrating that this disease affects fewer than 200,000 patients in the United States.
Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan designation is the first such product to receive FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that subsequent to approval the FDA may not approve any other applications to market a drug with the same active moiety for the same disease, except in limited circumstances, for seven years. During orphan exclusivity, the FDA may only permit additional companies to market a drug with the same active chemical entity for the designated condition if such companies can demonstrate substantial improvement, or if the company with the orphan drug exclusivity is not able to meet market demand. More than one product may also be approved by the FDA for the same orphan indication or disease as long as the products contain different active ingredients. As a result, even though OCR-002 has received orphan exclusivity, the FDA can still approve other drugs that have a different active chemical entity for use in treating the same indication or disease covered by OCR-002, which could create a more competitive market for us.
OCR-002 has also received Fast Track status from the FDA. Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. The purpose is to get important new drugs to the patient earlier.
Anti-Kickback and False Claims Laws
In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, or the Anti-Kickback Statute, the False Claims Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

As noted above, in the United States, we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the Anti-Kickback Statute, the federal False Claims Act, and other state and federal laws and regulations. The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, the absence of guidance in the form of regulations or court decisions, and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices and/or our future relationships with physicians might be challenged under anti-kickback laws, which could harm us. Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we plan to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject.
The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.
There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, beginning in 2013, a similar federal requirement has required manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.
Patient Protection and Affordable Care Act
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•
The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits, to be phased-in by 2014. The Centers for Medicare and Medicaid Services , or CMS, have proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

•
In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

•
Effective in 2011, PPACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap.

•
Effective in 2011, PPACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•
Effective in 2013, PPACA will require pharmaceutical manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers will be required to report this information beginning in 2013.

•
As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•
PPACA created the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•
PPACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Many of the details regarding the implementation of PPACA are yet to be determined, and at this time, it remains unclear the full effect that PPACA would have on our business.
Other Regulations
We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.
Research and Development
We devote a substantial portion of our resources to developing new product candidates. During the years ended December 31, 2013 and 2012, we expended approximately $3.5 million and $1.6 million, respectively, on research and development activities.
Employees

We had 14 full-time employees as of December 31, 2013. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
Restructuring and Technology Transfer
On September 11, 2013, our Board of Directors approved a restructuring plan related to the operations of our Sherbrooke, Quebec facility whereby we closed the operations of the Sherbrooke facility effective November 11, 2013. On December 13, 2013, we entered into a Technology Transfer and License Agreement to transfer of ownership of certain equipment and tangible materials, and granted a license to our intellectual property rights, related to our Macrocyclic Template Chemistry (MATCH) discovery platform to Genentech, Inc. and F. Hoffman-La Roche, Ltd., which transfer was completed on February 18, 2014.
Corporate and Available Information
Our principal corporate offices are located at 525 University Avenue, Suite 610, Palo Alto, CA 94301 and our telephone number is (650) 475-0158. We were incorporated in Delaware in 2004. Our internet address is www.ocerainc.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Our SEC reports can be accessed through the Investors section of our website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 1A.  Risk Factors

 You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.
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
We have not submitted a new drug application, or NDA, or received regulatory approval to market for OCR-002 in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations to assist us in this process. Securing approval by the U.S. Food and Drug Administration, or FDA, requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate's safety and efficacy. OCR-002 and any future product candidates we may develop, may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.
OCR-002 and the activities associated with its development and commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. We are not permitted to market OCR-002 or any product candidates we may develop in the United States until we receive approval of an NDA for the product candidate in a particular indication from the FDA. Failure to obtain regulatory marketing approval for a product candidate will prevent us from commercializing the product candidate, and our ability to generate revenue will be materially impaired.
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
The FDA, European Medicine Agency, or EMA, and other regulators have substantial discretion in the approval process and may form an opinion, after review of our data, that the NDA is insufficient to allow approval of OCR-002 for either HE or acute liver failure. The FDA may require that we conduct additional clinical, nonclinical, manufacturing validation or drug product quality studies and submit such data before it will consider or reconsider the NDA. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve the use of OCR-002 for either HE or acute liver failure. If any of these outcomes occur, we may not receive approval for OCR-002. Even if we obtain FDA approval for OCR-002, the approval might contain significant limitations related to use restrictions for certain age groups, warnings, precautions or contraindications, or may be subject to significant post-marketing studies or risk mitigation requirements. If we are unable to successfully commercialize OCR-002, we may not be able to earn sufficient revenues to continue our business.
Any safety or efficacy concerns, including our ability to show a statistically significant reduction in the clinical severity of HE, or delays in enrollment, in our Phase 2b and planned Phase 3 clinical trials may delay or prevent regulatory approval of OCR-002.
To date, the clinical trials relating to OCR-002 have studied, as a primary endpoint, the ability of OCR-002 to reduce plasma ammonia in the patient population. While we believe that a reduction in patient's plasma ammonia levels is linked to our planned HE endpoint of a reduction in the clinical severity of HE, which we are using in our ongoing Phase 2b clinical trial, and which we intend to use in our planned Phase 3 clinical trials, the study results may not bear this out.
Enrollment in our Phase 2b clinical trial is ongoing. We are amending the trial protocol to expand the enrollment criteria which we believe will allow for a somewhat more rapid enrollment of patients. However, there can be no assurance that enrollment will occur on a timely basis or that the study will ever achieve full enrollment. In the event that safety or efficacy concerns are raised by this study, we may no longer be able to pursue an acute liver failure indication for OCR-002.
Any safety or efficacy concerns, or delays in enrollment, relating to the two externally sponsored Phase 2a studies of OCR-002 may delay or prevent approval of OCR-002.
There are two externally sponsored Phase 2a studies that are ongoing. A study of OCR-002 was initiated in patients with liver cirrhosis and upper gastrointestinal, or GI, bleeding. While, in an open label portion of the study, the first cohort of patients suggested that the drug is well tolerated and provides rapid and durable ammonia reduction within 36 hours of treatment, there can be no assurance that similar results will be demonstrated in the ongoing double-blind, placebo-controlled portion of the study designed to measure ammonia plasma concentration. If the results of this Phase 2a study, which we are currently expected to receive in 2014, are not positive, we may need to spend additional time evaluating the results and our OCR-002 development plans.
The Acute Liver Failure Study Group of the National Institutes of Health is funding a second Phase 2a study of OCR-002, for the treatment of patients with acute liver injury, as well as those that have progressed to acute liver failure following acetaminophen overdose. Enrollment in this clinical trial is ongoing. In March 2013, the FDA approved less restrictive enrollment inclusion criteria for the study, which we believe will allow for a somewhat more rapid enrollment of patients. However, there can be no assurance that enrollment will occur on a timely basis or that the study will ever achieve full enrollment. In the event that safety or efficacy concerns are raised by this study, we may no longer be able to pursue an acute liver failure indication for OCR-002.
The patient populations suffering from both HE and acute liver failure are small. If we are unable to timely enroll our clinical trials or reach the desired enrollment levels, our development program for OCR-002 will likely be delayed.
We estimate that in the United States, the annual number of hospitalizations due to HE is approximately 160,000 cases, and the annual number of hospitalizations due to acute liver failure is approximately 2,000-3,000. To date, the largest clinical trial studying OCR-002 involved approximately 77 patients. We currently plan to enroll substantially greater numbers of patients in our Phase 2b clinical trial and, if the Phase 2b clinical trial is successful, our future Phase 3 clinical trials. If the enrollment in these studies is delayed, it will result in delays in our OCR-002 development program and the time to commercialization.
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
We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants or if preliminary data demonstrates that OCR-002 or any future product candidates we may develop is unlikely to receive regulatory approval or unlikely to be successfully commercialized. In addition, regulatory agencies, institutional review boards or data safety monitoring boards may at any time order the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate a clinical trial of OCR-002 to treat HE or acute liver failure, the commercial prospects for OCR-002 will be harmed and our ability to generate product revenues from OCR-002 may be delayed or eliminated.
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

Our product candidates are subject to extensive regulatory requirements.
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

If we, OCR-002, any future product candidates we may develop, or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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
In addition, if OCR-002 or any future product candidates we may develop are approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product's approved labeling. If we receive marketing approval for OCR-002 or any future product candidates we may develop, physicians may nevertheless prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize OCR-002 and any future product candidates we may develop and affect the prices we may obtain.
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for OCR-002 and any future product candidates we may develop, restrict or regulate post-approval activities and affect our ability to profitably sell any of our product candidates for which we obtain marketing approval.
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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the Health Care Reform Law, became law in the United States. The Health Care Reform law is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.
If our competitors are able to develop and market products that are preferred over OCR-002, our commercial opportunity for such product candidate will be reduced.
We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat HE and acute liver failure. Even if we complete development, obtain regulatory approval and commercialize OCR-002 to treat HE in chronic patient population in oral formulation, we will face competition from Salix Pharmaceuticals, Inc., the manufacturer of rifaximin, as well as generic manufacturers of lactulose. Additionally, Hyperion Therapeutics has announced its intent to develop HPN-100 (Ravicti™), currently approved for the treatment of urea cycle disorder, for the treatment of HE, which we expect to compete with OCR-002. In addition, researchers are continually learning more about liver disease including HE, and new discoveries may lead to new therapies. As a result, OCR-002 may be rendered less competitive. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
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

OCR-002 may not gain sufficient market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community and our business may suffer. The degree of market acceptance of OCR-002 will depend on a number of factors, including:

•	the effectiveness of OCR-002 as compared to other products pertaining to their respective indications;

•	the prevalence and severity of any side effects;

•	the market price and patient out-of-pocket costs of OCR-002 relative to other treatment options, including any generics;

•	relative convenience and ease of administration;

•	willingness by patients to stop using current treatments and adopt a new treatment;

•	restrictions on healthcare provider prescribing of and patient access to our products due to a Risk Evaluation
Mitigation Strategy, or REMS;

•	the strength of our marketing and distribution organizations;

•	the quality of our relationship with patient advocacy groups; and

•	sufficient third-party coverage or reimbursement.
If we fail to obtain and sustain an adequate level of reimbursement for OCR-002 by commercial third-party and governmental payors, our sales, revenue and gross margins would be adversely affected, and we may not find it commercially viable. Third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A current trend in the United States health care industry is toward cost containment. Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are questioning the coverage of, and challenging the prices charged for, medical products and services, and many third-party payors limit coverage of or reimbursement for newly approved health care products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. If the prices for our products decrease or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels, our revenue and prospects for profitability will suffer. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis.
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
If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop OCR-002 or any future product candidates we may develop, conduct clinical trials and commercialize OCR-002 or any future product candidates we may develop.
 Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, as well as other senior scientists and members of our management team. The loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of OCR-002 or the commercialization of OCR-002 or any other product candidates we may develop. We need to hire and retain qualified personnel for the development, manufacture and commercialization of drugs. We could experience problems in the future attracting and retaining qualified employees. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We may not be able to attract and retain quality personnel on acceptable terms who have the expertise we need to sustain and grow our business.
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
Our future funding requirements will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the costs of manufacture clinical and commercial supplies of our product candidates, including OCR-002;

•	payments of milestones and royalties to third parties;

•	the costs and timing of establishing sales and marketing capabilities in selected markets;

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	any changes made to, or new developments in, our restated collaboration agreement with UCL Business PLC or any new collaborative, licensing and other commercial relationships that we may establish.
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
We do not currently operate manufacturing facilities for clinical or commercial production of any product. We have no experience in drug formulation, and we lack the resources and the capabilities to manufacture OCR-002 on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of drug substance for clinical trials or products for commercial purposes in the foreseeable future. We rely on third-party manufacturers to produce bulk drug substance and drug products required for our clinical trials. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our products if and when approved for marketing by the applicable regulatory authorities. We have clinical supplies of the active pharmaceutical ingredient for OCR-002 manufactured for us by a single drug substance supplier Helsinn Chemicals SA. The OCR-002 finished product manufacturing and filling is undertaken by AAI Pharma Service Corp. on our behalf. We have not secured commercial supply agreements with any contract manufacturers and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all. Our contract manufacturers' failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.
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
We have a license agreement on OCR-002 with UCL Business PLC for worldwide rights to develop and commercialize the product candidate and related technologies for any use. We may be required to make future milestone payments totaling up to $17.0 million upon the achievement of various milestones related to regulatory or commercial events for OCR-002. We may also be required to pay incremental milestone payments for an additional dosage form. We are also obligated to pay a royalty in the low to mid-single digits on future net sales of the licensed product.
We may become obligated to make a milestone or royalty payments when we do not have the cash on hand to make these payments or have budgeted cash for our development efforts. This could cause us to delay our development efforts, curtail our operations, scale back our commercialization and marketing efforts or seek additional capital to meet these obligations, which could be on terms unfavorable to us. Additionally, if we fail to make a required payment and do not cure the failure within the required time period, the licensor may be able to terminate our license to use the licensed technology. If our license from UCL Business PLC is terminated, it will likely be impossible for us to commercialize OCR-002.
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
We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. We plan to maintain insurance against product liability lawsuits for commercial sale of OCR-002, if approved for sale. We currently maintain insurance for the clinical trials of product candidates. Biopharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with clinical trials and commercial use of OCR-002 and other product candidates we may develop, for which existing insurance coverage may not be adequate.
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
Where appropriate, we seek patent protection for certain aspects of our technology. Patent protection may not be available for some of the product candidates or technology we are developing. If we must spend significant time and money protecting or enforcing our patents, designing around patents held by others or licensing, potentially for large fees, patents or other proprietary rights held by others, our business and financial prospects may be harmed. We may not develop additional proprietary products which are patentable.
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions. Accordingly, our patent applications may never be approved by U.S. or foreign patent offices and the patents and patent applications relating to our product candidates and technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies. Publication of information related to OCR-002 and future product candidates we may develop may prevent us from obtaining or enforcing patents relating to these product candidates, including without limitation composition-of- matter patents, which are generally believed to offer the strongest patent protection.
We own, or have licensed, patents in the United States and in certain foreign jurisdictions related to OCR-002. Patents that we own or license do not ensure the protection of our intellectual property for a number of reasons, including without limitation the following:

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
Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition or invalidity proceedings before U.S. or foreign patent offices. In addition, under the America Invents Act of 2011, or AIA, the U.S. patent system, among other things, will transition from a first-to-invent to a first-to-file patent system, will increase the scope of prior art available for patentability and invalidity determinations, and will introduce new procedures, including post-grant review and inter parties review, for challenging U.S. patents once they have granted.  The various provisions of the AIA, once they become effective, may impact our ability to secure meaningful patent protection for inventions that we develop in the future.
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
We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing OCR-002 or any future products we may develop.
Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. For example, there could be issued patents of which we are not aware that our products infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe. Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications we filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products infringe. For example, pending applications may exist that provide support or can be amended to provide support for a claim that results in an issued patent that our product infringes.
Third parties may assert that we are employing their proprietary technology without authorization. If a court held that any third-party patents are valid, enforceable and cover OCR-002 and any future products we may develop or their use, the holders of any of these patents may be able to block our ability to commercialize OCR-002 or any future products we may develop unless we obtained a license under the applicable patents, or until the patents expire. We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of OCR-002 or any future products we may develop or lead to prohibition of the manufacture or sale of products by us.
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
Our ability to defend our intellectual property may require us to initiate litigation to enforce our rights or defend our activities in response to alleged infringement of a third-party. In addition, we may be sued by others who hold intellectual property rights who claim that their issued patents are infringed by OCR-002 or any future products or product candidates. These lawsuits can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally.
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
If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for OCR-002 or any future product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration and specifics of FDA marketing approval of OCR-002 or any future product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.
Risks Related to Ownership of Our Capital Stock
Our principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to the stockholders for approval.
Our officers and directors, and stockholders who own more than 5% of our common stock beneficially own a significant percentage of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, if they acted together, could significantly influence all matters requiring approval by the stockholders, including the election of directors. The interests of these stockholders may not always coincide with the interests of other stockholders.
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
Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which it was purchased. The market price for our common stock may be influenced by many factors, including:

•	results of the development efforts involving OCR-002 or any future product candidates we may develop, those of our competitors or those of other companies in our market sector;

•	regulatory developments in the United States and foreign countries;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts' reports or recommendations;

•	sales of our stock by insiders and 5% or greater stockholders;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our relationships with our collaborators; and

•	the other factors described in this “Risk Factors” section.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our development programs;

•	addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting OCR-002 or any future product candidates we may develop;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and

•	the achievement and timing of milestone payments under our existing strategic partnership agreements.
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
It is likely that the Merger and other sales of our stock, either on a standalone bases or when combined with future transactions, have caused or will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes already subject to limitations as a result of our prior ownership changes may be subject to more stringent limitations.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
On October 10, 2013, our corporate headquarters were moved to 761 square feet of office space located at 525 University Avenue, Palo Alto, California under a lease that commenced on October 10, 2013 and will terminate on May 31, 2015.
Prior to the Merger, our corporate headquarters and clinical development operations were located in 5,000 square feet of office space located at 12651 High Bluff Drive, San Diego, California under a lease that terminated on January 31, 2014.
Subsequent to the Merger, our clinical development operations were moved to 8,126 square feet of office space located at 5001 South Miami Boulevard, Durham, North Carolina under a lease that will terminate on January 31, 2015. We have an option to renew the lease term for an additional 12 months at the prevailing rental rate at the end of the term and the right of first offer on additional space located on the property's third floor.
Approximately 7,323 square feet of office and laboratory space that were leased for our research operations based in Sherbrooke, Quebec on a month to month basis was terminated in November 2013 as a result of our restructuring of operations at this facility.

We believe that our facilities are suitable and adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.
Item 3. Legal Proceedings
We are not currently subject to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.
PART II.
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On July 15, 2013 we completed a reverse merger with Tranzyme, Inc., symbol "TZYM" on the NASDAQ Global Market. Following the merger, we changed the name of the combined company to Ocera Therapeutics, Inc. and changed the symbol to "OCRX". The following table details the quarterly high and low sales prices for the common stock as reported by The NASDAQ Global Market for TZYM from January 1, 2012 through July 15, 2013, retroactively adjusted for a 12-for-1 reverse stock split, and for OCRX from July 16, 2013 through December 31, 2013.

	Price Range
Fiscal year ending December 31, 2012	High	Low
1st Quarter	$5.64	$1.68
2nd Quarter	$3.98	$2.56
3rd Quarter	$5.16	$3.57
4th Quarter	$4.79	$0.53
Fiscal year ending December 31, 2013
1st Quarter	$0.68	$0.44
2nd Quarter	$0.63	$0.40
3rd Quarter	$12.09	$0.45
4th Quarter	$13.35	$7.00

On March 14, 2014, the last trading day prior to March 17, 2014, the closing price for our common stock as reported by the NASDAQ Global Market was $13.24. We paid no cash dividends in 2013. We currently intend to retain all of our future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.
July 2013 Merger and Private Placement
On July 15, 2013, Tranzyme, Inc., or Tranzyme, completed a business combination, or the merger, with Ocera Therapeutics, Inc., a privately held Delaware corporation developing novel therapeutics for liver diseases, or Private Ocera, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of April 23, 2013, or the Merger Agreement, by and among Tranzyme, Private Ocera and Terrapin Acquisition, Inc., a Delaware corporation and a newly-formed, wholly-owned subsidiary of Tranzyme, or the Merger Subsidiary. Pursuant to the Merger Agreement, Merger Subsidiary merged with and into Private Ocera, with Private Ocera, renamed as Ocera Subsidiary, Inc., surviving the merger as a wholly-owned subsidiary of Tranzyme. Private Ocera is considered the acquiring company for accounting purposes as upon completion of the Merger, Private Ocera's former stockholders held a majority of the voting interest of the combined company. In addition, upon closing of the Merger, six of the nine members of the board of directors of the combined company were former members of the Private Ocera board of directors and therefore possessed majority control of the board of directors of the combined company. Immediately following the Merger, we changed the name of the company to “Ocera Therapeutics, Inc.”
In connection with the Merger, on July 15, 2013, Tranzyme, Inc. effected a 12-to-1 reverse stock of its outstanding common stock. As a result of the Merger and after giving effect to a 12-to-1 reverse stock split, each outstanding share of Private Ocera's common stock was converted into the right to receive approximately 0.11969414 shares of our common stock. At the effective time of the Merger, the terms of each of Private Ocera's options and warrants were assumed by us and each outstanding option to purchase Private Ocera's common stock and warrant to purchase Private Ocera's common stock was converted into an option or warrant to purchase our common stock, respectively. No fractional shares of our common stock were issued in connection with the Merger. Instead, Ocera stockholders received cash in lieu of any fractional shares of our common stock such stockholders would otherwise be entitled to receive in accordance with the Merger Agreement.
On April 23, 2013, concurrently with the execution of the Merger Agreement, we entered into a Securities Purchase Agreement, or the Financing Agreement, with certain existing Private Ocera stockholders and their affiliates. Pursuant to the Financing Agreement, immediately following the consummation of the Merger, we sold approximately $20 million in shares of our common stock (the Financing) to the financing participants at a per share purchase price of $6.0264, representing the volume weighted average closing price of our common stock for the 10 trading days ending the day prior to the closing of the Merger. The Financing was consummated on July 15, 2013 pursuant to a private placement exempt from registration under Section 4(2) and Regulation D under the Securities Act of 1933, as amended, and the rules promulgated thereunder. Concurrently with the execution of the Financing Agreement, we entered into a Registration Rights Agreement that granted customary registration rights to the participants in the Financing.
November 2013 Private Placement
On November 8, 2013, we closed on a private placement financing contemplated by the Securities Purchase Agreement, or the Agreement, dated as of November 5, 2013 by and among us and entities affiliated with Vivo Capital, Venrock, Deerfield Management, Great Point Partners, QVT Financial, RA Capital Management, InterWest Partners, Three Arch Opportunities Fund and certain other purchasers identified therein, or the Purchasers, pursuant to which we issued an aggregate of 3,940,887 units, or Units, for an aggregate purchase price of $28,000,000 in reliance upon exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and on Regulation D promulgated thereunder. Each Unit consisted of one share of our common stock and a warrant to acquire 0.20 shares of our common stock at an exercise price of $7.663 per share, or Warrants. The Units consist of an aggregate of 3,940,887 shares of common stock, or the Shares, and Warrants exercisable for an aggregate of 788,177 shares of our common stock, or the Warrant Shares. Concurrently with the execution of the Agreement, we entered into a Registration Rights Agreement that granted customary registration rights to the Purchasers. We filed a registration statement on Form S-3 registering the resale of the Shares and Warrant Shares on December 6, 2013, which was declared effective on December 16, 2013.
Comparative Stock Performance Graph
The graph below matches our cumulative 32-month total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from April 4, 2011 to December 31, 2013. Performance from April 4, 2011 through July 15, 2013 represents Tranzyme, symbol "TZYM" on the NASDAQ Global Market and from July 15, 2013 through December 31, 2013 represents Ocera Therapeutics, Inc., symbol "OCRX" on the NASDAQ Global Market. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
4/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
Ocera Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 4/4/11 in stock or 3/31/11 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Holders of Record
As of March 14, 2014, there were approximately 81 holders of record of our common stock.
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
Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data have been derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The information set forth below is historical and is not necessarily indicative of our results of future operations.

	Year Ended December 31,
	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Revenue:
Royalty revenue	$85	$—
Operating expenses:
Research and development	3,549	1,642
General and administrative	8,500	1,739
Amortization of intangible assets	295	—
Impairment of intangible assets	3,070	—
Total operating expenses	15,414	3,381
Other income (expense), net	(160)	(227)
Net loss from continuing operations	(15,489)	(3,608)
Net loss from discontinued operations	(2,025)	—
Net loss	$(17,514)	$(3,608)

Net loss per share from continuing operations—basic and diluted	$(2.52)	$(5.76)
Net loss per share from discontinued operations—basic and diluted	(0.33)	—
Net loss per share—basic and diluted	$(2.85)	$(5.76)
Shares used to compute net loss per share—basic and diluted	6,145,731	626,593

	As of December 31,
	2013	2012
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$15,533	$2,303
Short and long-term investments	31,680	—
Working capital (deficit)	42,605	(1,054)
Total assets	51,820	2,410
Convertible notes payable	—	2,908
Convertible preferred stock	—	61,743
Accumulated deficit	(81,486)	(63,972)
Total stockholders' equity (deficit)	45,132	(62,806)
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections or earnings. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Clinical Activity
Currently, we are conducting a Phase 2b study of OCR-002 and, in addition, there are two externally-sponsored Phase 2a trials underway. One of these Phase 2a studies is being conducted in Spain, studying ammonia lowering in patients with upper gastrointestinal bleeding. The other is a study sponsored by National Institutes of Health, or NIH, of hyperammonemia in patients with acute liver failure. The first phase of the Spanish study, which has been completed, was an open-label study of 10 patients who received OCR-002 showing a rapid decline in ammonia in these patients compared with historic controls. The second phase of the study is a double-blind placebo controlled study of 38 patients, of which 30 have been enrolled. The NIH study is open label study of OCR-002 in acute liver failure. These patients are often young and otherwise healthy, with liver failure caused by acetaminophen overdose. 11 patients have been enrolled to date and all patients have recovered.
We commenced our Phase 2b study of OCR-002 in the fourth quarter of 2013 and enrolled our first patient in the study in January 2014. This is a randomized, placebo-controlled, double blind trial evaluating the efficacy, safety and pharmacokinetics of OCR-002 in hospitalized patients with liver cirrhosis and an acute episode of HE. Initial patient enrollment is below our expectations due in large part to higher screening failures. To increase the pace of enrollment, we are amending the study protocol to broaden the eligible patient criteria and adding clinical trial sites in Europe. We expect to complete trial enrollment mid-2015.
Previously, we completed preclinical efficacy studies of OCR-002 in two animal models, rat with bile duct ligation as a model for chronic liver disease and pig with hepatic artery ligation as a model for acute liver failure. In the rat model, OCR-002 significantly reduced arterial ammonia, and in the pig model, OCR-002 significantly reduced arterial ammonia, brain ammonia and intracranial pressure. We also completed Phase 1 pharmacokinetic and safety studies of OCR-002 in a parallel ascending dose study of 54 healthy volunteers and 43 stable cirrhotic patients. Through this study, we established pharmacokinetic profile of the OCR-002 and identified safety margins.
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

Restructuring of Canadian Operations and sale of related assets
In September 2013, we approved a restructuring plan related to Tranzyme Pharma, Inc., our Canadian subsidiary acquired in the Merger that previously housed the research operations of Tranzyme, including Tranzyme’s proprietary chemistry technology platform, MATCH (Macrocyclic Template Chemistry), used to develop its pre-clinical and clinical stage product candidates. The goal of the restructuring plan was to enable us to focus management and financial resources on advancing OCR-002. In November 2013, we terminated most employees at the Canadian location except those needed for final closure of the facility. In December 2013, we entered into a Technology Transfer and License Agreement with the Roche Group, including the Research and Early Development arms of both Genentech and Roche, for rights to the MATCH discovery platform. In February 2014, we have transferred ownership of equipment and materials stipulated under this agreement, and in the aggregate have received payments totaling $4.0 million in conjunction with the agreement.
Financing
On April 23, 2013, concurrently with the execution of the Merger Agreement, Tranzyme entered into a Securities Purchase Agreement with certain former Private Ocera stockholders and their affiliates and a Registration Rights Agreement that granted customary registration rights to the participants of the Financing. Pursuant to the Securities Purchase Agreement, immediately following the consummation of the Merger, we sold approximately $20 million of our common stock to the parties at a per share purchase price of $6.0264.
On November 8, 2013, we closed on a private placement financing contemplated by the Securities Purchase Agreement, or the Agreement, dated as of November 5, 2013 by and among the entities affiliated with Vivo Capital, Venrock, Deerfield Management, Great Point Partners, QVT Financial, RA Capital Management, InterWest Partners, Three Arch Opportunities Fund and certain other purchasers identified therein, or the Purchasers, pursuant to which we issued an aggregate of 3,940,887 units, or Units, for an aggregate purchase price of $28 million. Each Unit consisted of one share of our common stock and a warrant to acquire 0.20 shares of our common stock at an exercise price of $7.663 per share, or Warrants. The Units consist of an aggregate of 3,940,887 shares of common stock, or the Shares, and Warrants exercisable for an aggregate of 788,177 shares of our Common Stock, or the Warrant Shares. Concurrently with the execution of the Agreement, we entered into a Registration Rights Agreement that granted customary registration rights to the Purchasers. On December 6, 2013, we filed a registration statement registering the resale of the Shares and Warrant Shares subject to this private placement, which registration statement was declared effective on December 16, 2013.
Licensing
In December, 2008, we entered into an exclusive license with the University College of London, or UCL, for worldwide rights to develop and commercialize OCR-002. Under the most recent amendment of that license dated February 2013, we are obligated to pay milestone payments upon completion of certain clinical trials, receipt of regulatory approval and upon achievement of defined net sales levels. In addition, we are required to pay royalties on net sales during the term of the agreement.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to each of our critical accounting areas. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Accrued Expenses
As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with selected service providers and make adjustments, if necessary. To date, we have not adjusted our estimate at any particular balance sheet date by any material amount. Examples of estimated accrued expenses include:

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of clinical trial materials; and

•	professional service fees.
We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.
Fair Value Measurements
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, short-term investments and long-term investments, are stated at fair value. We account for the fair value of our financial instruments in accordance with the provisions of the Fair Value Measurement topic of the Financial Accounting Standards Board Codification, or the Codification.
Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. We apply the market approach valuation technique for fair value measurements on a recurring basis and attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. All of our cash equivalents and short-term investments are measured using inputs classified at Level 1 or Level 2 within the fair value hierarchy. Level 1 inputs are quoted prices in active markets for identical assets. Level 2 inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data.
Stock-Based Compensation
The provisions of the Compensation - Stock Compensation topic of the Codification establish accounting for stock-based awards exchanged for employee services. In accordance with the topic, for stock options, awards and stock purchase rights, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period.
We estimate the fair value of stock options and stock purchase rights using a Black-Scholes valuation model which require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. We have opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options. The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, and the resulting charge is expensed using the straight-line attribution method over the vesting period. Restricted stock units are measured at the fair value of our common stock on the date of grant and expensed over the period of vesting using the straight-line attribution approach. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived, exchange-traded options that have no vesting restrictions and are fully transferable.
Research and Development Expenses
Research and development expenses consisted of costs associated with external research and development expenses incurred under agreements with (i) third-party investigative sites, where a substantial portion of our preclinical studies and all of our clinical trials are conducted, (ii) third-party manufacturing organizations, where a substantial portion of our preclinical supplies and all of our clinical supplies are produced, and (iii) consultants; employee-related expenses, which include salaries and benefits; and facilities, depreciation and amortization and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.
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
Discontinued Operations
On September 11, 2013, the Board of Directors approved a restructuring plan related to the operations of its Sherbrooke, Quebec facility whereby the Company closed the operations of the facility effective as of November 11, 2013. On December 13, 2013, the Company entered into a Technology Transfer and License Agreement to sell the Company’s MATCH discovery platform and license the related intellectual property rights. The Company concluded that since the Sherbrooke, Quebec operations and MATCH discovery platform comprise a component with distinct operations and cash flows that will be eliminated from ongoing operations and the Company will not have significant involvement after the disposal, this component will be accounted for as discontinued operations. The results of operations of the components to be disposed of and related restructuring costs have been classified as net loss from discontinued operations from their acquisition on July 15, 2013 through December 31, 2013. The assets and liabilities of Tranzyme Pharma Inc. have been classified as assets and liabilities, respectively, of discontinued operations.
Intangible Assets and Goodwill
We recorded intangible assets and goodwill upon the acquisition of Tranzyme on July 15, 2013. Acquired intangible assets are amortized on a straight-line basis over the remaining estimated economic life of 2.5 to 5 years. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. We recorded an impairment loss of $1.5 million and $3.1 million in the fourth quarter and year ended December 31, 2013, respectively, due to the termination of work on macrocyclic compounds under collaboration with Bristol-Myers Squibb, or BMS.
We perform an annual qualitative assessment of our goodwill to determine if any events or circumstances exist, such as an adverse change in business climate or adverse developmental or regulatory results of OCR-002, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. The determination of fair value requires significant judgment and estimates. There has been no impairment of goodwill for any periods presented.

Results of Operations
Year Ended December 31, 2013 and 2012

(in thousands)	Year Ended December 31,
	2013	2012

Revenue
Royalty revenue	$85	$—
Total Revenue	85	—
Operating expenses:
Research and development	3,549	1,642
General and administrative	8,500	1,739
Amortization of intangibles	295	—
Impairment of intangibles	3,070	—
Total operating expenses	15,414	3,381
Total other income (expense), net	(160)	(227)
Net loss from continuing operations	(15,489)	(3,608)
Net loss from discontinued operations	(2,025)	—
Net loss	$(17,514)	$(3,608)
Unrealized gain on investments	3	—
Comprehensive loss	$(17,511)	$(3,608)
Revenues
We generated $0.1 million in revenue for the year ended December 31, 2013 from royalty revenue from a licensing agreement compared with no revenue in 2012. Prior to acquiring this license agreement in the merger with Tranzyme, Inc. on July 15, 2013, we had not generated any revenue from operations.
Costs and Expenses
Research and Development Expenses
Our research and development expenses increased by $1.9 million for the year ended December 31, 2013 compared to 2012. The increase in expenses for the year ended December 31, 2013 was primarily due to the commencement of our Phase 2b trial for OCR-002.
 Ocera expenses research and development expenses as they are incurred. Ocera has been developing OCR-002 and AST-120 in parallel, and typically use its employees, consultants and infrastructure resources across its two programs. Thus, some of its research and development expenses are not attributable to an individual program, but rather are allocated across its two programs and these costs are included in other research and development expense as detailed below. Allocated expenses include salaries, stock-based compensation and related benefit expenses for its employees, fees paid for clinical studies and contract manufacturing expenses. In January 2014, Kuereha was notified that we had discontinued work on AST-210 and will be terminating the license.
The following table shows its research and development expenses for the years ended December 31, 2013 and 2012:

(in thousands)	Twelve months ended December 31,
	2013	2012
OCR-002	$1,259	$638
AST-120	33	56
Other research and development expenses	2,257	948
Total	$3,549	$1,642

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
Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, we cannot reasonably estimate the cost to complete projects and development timelines for their completion. Enrollment in clinical trials might be delayed or occur faster than anticipated for reasons beyond our control, requiring additional cost and time or accelerating spending. Results from clinical trials might not be favorable, or might require us to perform additional unplanned clinical trials, accelerating spending, requiring additional cost and time, or resulting in termination of the project. Regulatory reviews can also be delayed. Process development and manufacturing scale-up for production of clinical and commercial product supplies might take longer and cost more than our forecasts. As a result, clinical development and regulatory programs are subject to risks and changes that might significantly impact cost projections and timelines. We will need to raise additional money to advance development and commercialization of OCR-002 which may include entering into strategic alliances.
General and Administrative Expenses
Our general and administrative expenses increased by $6.8 million for the year ended December 31, 2013 compared to 2012. The increase in general and administrative expense was primarily due to expenses incurred for the Merger, including employee severance, legal and accounting fees and other expenses associated with our corporate governance including directors and officer insurance and fees.
We expect that our general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio, and incur additional costs associated with public company support including legal fees, accounting fees and director and officers' liability insurance.
Amortization of intangibles
On July 15, 2013, we capitalized approximately $5.9 million of intangible assets acquired in the Merger. $2.2 million of these intangible assets acquired were reclassified to discontinued operations and assets held for sale during the fourth quarter of 2013. We recognized $295,000 for the amortization of the intangible assets for the year ended December 31, 2013 compared to no amortization in 2012.
Impairment of intangibles
Subsequent to the Merger with Tranzyme, during our periodic reviews of the collaboration agreement with BMS, we determined that BMS will terminate its efforts on the development of all macrocyclic compounds under development pursuant to the on-going collaboration agreement. As a result, we recognized an impairment loss of $3.1 million for the year ended December 31, 2013 associated with the termination of development by BMS pursuant to the collaboration agreement.
Other Income (Expense), Net
Interest expense consists primarily of interest accrued and amortization of debt issuance costs on convertible notes payable and the change in fair value of preferred stock warrants. The decrease in interest income (expense) for the year ended December 31, 2013 compared to the prior year is due to the conversion of convertible notes payable to common stock as a result of the Merger. Preferred stock warrants were converted to common stock warrants as a result of the Merger eliminating the terms that caused the change in fair value of the warrants to be recorded in operating results.
Net loss from discontinued operations
On September 11, 2013, our Board of Directors approved a restructuring plan related to the operations of our Sherbrooke, Quebec facility whereby we closed the operations of the facility effective as of November 11, 2013. On December 13, 2013, we entered into a Technology Transfer and License Agreement to sell our MATCH discovery platform and license the related intellectual property rights. We concluded that since the Sherbrooke, Quebec operations and MATCH discovery platform comprised a component with distinct operations and cash flows that would be eliminated from our ongoing operations, this component would be accounted for as discontinued operations.

The following table summarizes the results of discontinued operations for the year ended December 31, 2013:

(in thousands)	Year Ended
December 31, 2013

Licensing revenue	$467
Operating expenses:
Research and development	1,134
General and administrative	220
Amortization of intangible assets	187
Restructuring charges	859
Total operating expenses	2,400
Total other income (expense), net	(92)
Net loss from discontinued operations	$(2,025)
Licensing revenue, research and development and general and administrative reflect the operating results of our Sherbrooke, Quebec facility that were discontinued. Restructuring costs represent costs associated with the separation of employment of employees at the Sherbrooke facility and other costs related to the restructuring plan. Amortization of intangible assets relates to the MATCH discovery platform and related intangible assets held for sale at December 31, 2013. The net results of miscellaneous asset sales are recorded in other income (expense), net.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the twelve months ended December 31, 2013 and 2012:

	Twelve Months Ended December 31,
(in thousands)	2013	2012
Cash flow from:
Continuing operating activities	$(10,988)	$(3,999)
Discontinued operating activities	(1,006)	—
Continuing investing activities	(24,264)	248
Discontinued investing activities	3,000	—
Continuing financing activities	46,488	2,940
Net increase (decrease) in cash and cash equivalents	$13,230	$(811)
Comparison of the Year Ended December 31, 2013 and 2012
The primary use of cash in continuing operating activities for year ended December 31, 2013 was primarily due to our net loss from continuing operations of $15.5 million, including expenses incurred for the development of OCR-002 and expenses related to the Merger, changes in working capital of $0.5 million, and partially offset by non-cash charges of $3.9 million including depreciation expense, share-based compensation expense and the amortization of and impairment of intangibles purchased in the Merger. Cash used in continuing operating activities for year ended December 31, 2012 was primarily related to our net loss of $3.6 million and changes in working capital of $0.8 million during such period offset by non-cash charges including depreciation expense, share-based compensation expense and changes in the value of our warrant liability.
Cash used in discontinued operating activities for year ended December 31, 2013 was primarily related to our net loss of $2.0 million and offset by changes in working capital of $0.5 million and non-cash charges of $0.5 million including depreciation and amortization expense and the net book value of assets disposed.
Cash used in continuing investing activities for the year ended December 31, 2013 related to purchases of short-term and long-term investments of $34.1 million and offset partially by $7.5 million received from the Merger and maturities of short-

term investments of $2.4 million. For the year ended December 31, 2012, net cash provided by continuing investing activities primarily related to the maturity of investments used to fund operations.
Cash provided by discontinued operations represents cash proceeds related to the Technology Transfer and License Agreement with the Roche Group for rights to the MATCH discovery platform.
Net cash provided by continuing financing activities for the year ended December 31, 2013 related to proceeds from issuance of common stock, net of issuance costs, of $46.4 million. Net cash provided by continuing financing activities for the year ended December 31, 2012 resulted from the issuance of $2.9 million of convertible notes.
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
We expect to fund expenses from our current cash and cash equivalents, possible strategic opportunities and potentially additional financing transactions. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.
We have based our estimates of our cash needs on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our OCR-002 Phase 2b clinical trial may cost more than we expect, or development of the oral formulation of OCR-002 may involve the license of proprietary technology. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidate, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for OCR-002.
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
Contractual Obligations
The following is a schedule of non-cancellable future minimum lease payments for operating leases at December 31, 2013 (in thousands):

December 31, 2013
2014	$225,000
2015	38,000
Thereafter	—
Total	$263,000
Other Commitments
In the normal course of business, we enter into various firm purchase commitments related to active pharmaceutical ingredients, clinical studies and research studies. As of December 31, 2013, these commitments were approximately $0.8 million.

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
Market Risk
Our cash and cash equivalents as of December 31, 2013 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ocera Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Ocera Therapeutics, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2013, and for the period from December 20, 2004 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocera Therapeutics, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, and for the period from December 20, 2004 (inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, CA
March 17, 2014

Ocera Therapeutics, Inc. (A Development Stage Company) Consolidated Balance Sheets (In Thousands, Except Share and Per Share Amounts)

	December 31,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$15,533	$2,303
Short-term investments, available-for-sale	30,167	—
Accounts receivable	93	—
Prepaid expenses and other current assets	470	100
Assets of discontinued operations	3,029	—
Total current assets	49,292	2,403
Property and equipment, net	59	7
Long-term investments	1,513	—
Deposits	26	—
Intangible assets, net	335	—
Goodwill	595	—
Total assets	$51,820	$2,410
Liabilities, convertible preferred stock and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable	$1,282	$269
Accrued liabilities	1,902	280
Liabilities of discontinued operations	3,503	—
Convertible notes payable, net—related parties	—	2,908
Total current liabilities	6,687	3,457
Other liabilities	1	—
Preferred stock warrant liability	—	16
Total liabilities	6,688	3,473
Commitments and contingencies (Note 13)
Convertible preferred stock (Note 9)	—	61,743
Stockholders’ equity / (deficit):
Preferred Stock, $0.00001 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2013 and no shares authorized, issued or outstanding at December 31, 2012, respectively.	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized and 15,300,214 shares issued and outstanding at December 31, 2013. $0.001 par value, 53,270,000 shares authorized and 626,593 shares issued and outstanding at December 31, 2012	—	5
Additional paid-in capital	126,615	1,161
Accumulated other comprehensive income	3	—
Deficit accumulated during the development stage	(81,486)	(63,972)
Total stockholder's equity / (deficit)	45,132	(62,806)
Total liabilities, convertible preferred stock and stockholders’ equity / (deficit)	$51,820	$2,410
See accompanying notes.

Ocera Therapeutics, Inc. (A Development Stage Company) Consolidated Statements of Operations and Comprehensive Loss (In Thousands, Except Share and Per Share Amounts)

	Twelve Months Ended December 31,		Period from December 20, 2004 (Inception) to December 31, 2013
	2013	2012

Revenue:
Royalty revenue	$85	$—	$85
Total Revenue	85	—	85
Operating expenses:
Research and development	3,549	1,642	54,562
General and administrative	8,500	1,739	24,036
Amortization of intangibles	295	—	295
Impairment of intangibles	3,070	—	3,070
Total operating expenses	15,414	3,381	81,963
Other income (expense):
Interest and other income	18	2	3,770
Interest and other expense	(193)	(184)	(1,424)
Change in fair value of warrant liability	15	(45)	71
Total other income (expense), net	(160)	(227)	2,417
Net loss from continuing operations	(15,489)	(3,608)	(79,461)
Discontinued operations (Note 6):
Net loss from discontinued operations	(2,025)	—	(2,025)
Net loss	$(17,514)	$(3,608)	$(81,486)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(2.52)	$(5.76)
Net loss per share from discontinued operations, basic and diluted	(0.33)	—
Net loss per share, basic and diluted	$(2.85)	$(5.76)
Weighted average number of shares used to compute net loss per share of common stock, basic and diluted	6,145,731	626,593
Other comprehensive loss:
Net loss	$(17,514)	$(3,608)	$(81,486)
Unrealized gain on investments	3	—	3
Comprehensive loss	$(17,511)	$(3,608)	$(81,483)
See accompanying notes.

Ocera Therapeutics, Inc. (A Development Stage Company) Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) (In thousands, except shares)

											Deficit
										Accumulated	Accumulated
	Series A Convertible		Series B Convertible		Series C Convertible				Additional	Other	During the	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Equity (Deficit)

Balance at December 20, 2004 (inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Net Loss	—	—	—	—	—	—	—	—	—	—	(39)	(39)
Balance at December 31, 2004	—	—	—	—	—	—	—	—	—	—	(39)	(39)
Issuance of Series A convertible preferred stock for cash of $13,453 and conversion of debt and interest of $1,046, net of issuance costs of $154	1,735,565	14,346	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash	—	—	—	—	—	—	574,532	5	—	—	—	5
Issuance of nonemployee stock options for services received	—	—	—	—	—	—	—	—	2	—	—	2
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	—	—	(3,440)	(3,440)
Balance at December 31, 2005	1,735,565	14,346	—	—	—	—	574,532	5	2	(3)	(3,479)	(3,475)
Issuance of Series B convertible preferred stock for cash of $12,040, net of issuance costs of $57	—	—	1,029,369	11,983	—	—	—	—	—	—	—	—
Issuance of nonemployee stock options for services received	—	—	—	—	—	—	—	—	3	—	—	3
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	20,143	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	—	—	—	—	25	—	—	25
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	—	—	(7,499)	(7,499)
Balance at December 31, 2006	1,735,565	14,346	1,029,369	11,983	—	—	594,675	5	37	5	(10,978)	(10,931)
Stock-based compensation expense	—	—					—	—	26	—	—	26
Reclassification of repurchase liability for early exercise of stock options	—	—	—	—	—	—	—	—	5	—	—	5
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	(12,193)	(12,193)
Balance at December 31, 2007	1,735,565	14,346	1,029,369	11,983	—	—	594,675	5	68	—	(23,171)	(23,098)
Issuance of Series C convertible preferred stock for cash, net of issuance costs of $106	—	—	—	—	2,075,390	35,414	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	63	—	—	63

Ocera Therapeutics, Inc. (A Development Stage Company) Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), continued (In thousands, except shares)

											Deficit
										Accumulated	Accumulated
	Series A Convertible		Series B Convertible		Series C Convertible				Additional	Other	During the	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Equity (Deficit)

Reclassification of repurchase liability for early exercise of stock options	—	—	—	—	—	—	—	—	3	—	—	3
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	143	—	143
Net loss	—	—	—	—	—	—	—	—	—	—	(9,735)	(9,735)
Balance at December 31, 2008	1,735,565	14,346	1,029,369	11,983	2,075,390	35,414	594,675	5	134	143	(32,906)	(32,624)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	10,162	—	9	—	—	9
Repurchase of unvested stock options	—	—	—	—	—	—	(2,494)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	142	—	—	142
Reclassification of repurchase liability for early exercise of stock options	—	—	—	—	—	—	—	—	1	—	—	1
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(138)	—	(138)
Net loss	—	—	—	—	—	—	—	—	—	—	(13,048)	(13,048)
Balance at December 31, 2009	1,735,565	14,346	1,029,369	11,983	2,075,390	35,414	602,343	5	286	5	(45,954)	(45,658)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	24,250	—	51	—	—	51
Stock-based compensation expense	—	—	—	—	—	—	—	—	242	—	—	242
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	(9,683)	(9,683)
Balance at December 31, 2010	1,735,565	14,346	1,029,369	11,983	2,075,390	35,414	626,593	5	579	—	(55,637)	(55,053)
Stock-based compensation expense	—	—	—	—	—	—	—	—	224	—	—	224
Net loss	—	—	—	—	—	—	—	—	—	—	(4,727)	(4,727)
Balance at December 31, 2011	1,735,565	14,346	1,029,369	11,983	2,075,390	35,414	626,593	5	803	—	(60,364)	(59,556)
Stock-based compensation expense	—	—	—	—	—	—	—	—	154	—	—	154
Reclassification of common stock warrant liability to equity	—	—	—	—	—	—	—	—	93	—	—	93
Issuance of common stock warrants	—	—	—	—	—	—	—	—	111	—	—	111
Net loss	—	—	—	—	—	—	—	—	—	—	(3,608)	(3,608)

Ocera Therapeutics, Inc. (A Development Stage Company) Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), continued (In thousands, except shares)

											Deficit
										Accumulated	Accumulated
	Series A Convertible		Series B Convertible		Series C Convertible				Additional	Other	During the	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Equity (Deficit)

Balance at December 31, 2012	1,735,565	14,346	1,029,369	11,983	2,075,390	35,414	626,593	5	1,161	—	(63,972)	(62,806)
Restatement of par value of common stock	—	—	—	—	—	—	—	(5)	5	—	—	—
Conversion of debt to Series C preferred stock	—	—	—	—	186,218	3,187	—	—	—	—	—	—
Conversion of preferred stock to common stock	(1,735,565)	(14,346)	(1,029,369)	(11,983)	(2,261,608)	(38,601)	5,026,542	—	64,930	—	—	64,930
Shares issued in merger with Tranzyme	—	—	—	—	—	—	2,299,751	—	13,524	—	—	13,524
Issuance of common stock for cash of $48,000, net of issuance costs of $1,575	—	—	—	—	—	—	7,258,863	—	46,425	—	—	46,425
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	88,465	—	63	—	—	63
Stock-based compensation expense	—	—	—	—	—	—	—	—	507	—	—	507
Net loss	—	—	—	—	—	—	—	—	—	—	(17,514)	(17,514)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	3	—	3
Balance at December 31, 2013	—	$—	—	$—	—	$—	15,300,214	$—	$126,615	$3	$(81,486)	$45,132

See accompanying notes.

Ocera Therapeutics, Inc. (A Development Stage Company) Consolidated Statements of Cash Flows (In Thousands)

	Twelve Months Ended December 31,		Period From December 20, 2004 (Inception) to December 31, 2013
	2013	2012

Operating activities
Net loss	$(17,514)	$(3,608)	$(81,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	2,025	—	2,025
Depreciation	29	20	406
(Gain)/loss on disposal of fixed assets	7	—	15
Amortization of intangibles	295	—	295
Stock based compensation	507	154	1,388
Change in valuation of warrant liability	(15)	45	(72)
Impairment of intangible assets	3,070	—	3,070
(Amortization of discount) accretion of premium on investment securities	39	1	(303)
Debt discount, net and noncash interest expense	92	184	410
Changes in operating assets and liabilities:
Accounts receivable	45	—	45
Prepaid expenses and other assets	(346)	(3)	(426)
Accounts payable	14	(600)	283
Accrued liabilities	764	(192)	941
Net cash used in continuing operating activities	(10,988)	(3,999)	(73,409)
Net cash used in discontinued operating activities	(1,006)	—	(1,006)
Net cash used in operating activities	(11,994)	(3,999)	(74,415)
Investing activities
Purchases of property and equipment	(12)	(2)	(404)
Purchases of short and long-term investments	(34,116)	—	(176,160)
Sale and maturities of short and long-term investments	2,400	250	144,786
Net cash received from merger transaction	7,464	—	7,464
Net cash (used in) provided by continuing investing activities	(24,264)	248	(24,314)
Net cash provided by discontinued investing activities	3,000	—	3,000
Net cash (used in) provided by investing activities	(21,264)	248	(21,314)
Financing activities
Proceeds from sale of convertible preferred stock	—	—	60,744
Proceeds from the sale of common stock, net	46,425	—	46,425
Proceeds from issuance of convertible notes payable, net	—	2,940	2,940
Proceeds from note payable	—	—	4,000
Repayments of note payable	—	—	(4,000)
Proceeds from issuance of promissory note	—	—	1,000
Proceeds from issuance of common stock	63	—	153
Net cash provided by continuing financing activities	46,488	2,940	111,262
Net increase (decrease) in cash and cash equivalents	13,230	(811)	15,533
Cash and cash equivalents—beginning of period	2,303	3,114	—
Cash and cash equivalents—end of period	$15,533	$2,303	$15,533

Ocera Therapeutics, Inc. (A Development Stage Company) Consolidated Statements of Cash Flows, continued (In Thousands)

	Twelve Months Ended December 31,		Period From December 20, 2004 (Inception) to December 31, 2013
	2013	2012

Supplemental cash flow information
Warrants issued in connection with notes payable	$—	$143	$143
Reclassification of warrant liability to additional paid-in-capital	$1	$93	$94
Issuance of options related to consulting agreement	$—	$7	$13
Cash paid for interest	$—	$—	$861
Conversion of convertible promissory note and interest to common stock	$3,187	$—	$4,233
Conversion of convertible preferred stock to common stock	$61,743	$—	$61,743
Common stock issued in connection with merger transaction	$13,524	$—	$13,524
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
As of December 31, 2013, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure, and has not realized significant revenues. Accordingly, the Company is considered to be in the development stage.
On July 15, 2013, Terrapin Acquisition, Inc., a Delaware corporation (“Merger Sub”), a wholly owned subsidiary of Tranzyme, Inc., a Delaware corporation (“Tranzyme”), completed its merger (the “Merger”) with and into Ocera Therapeutics, Inc., a private Delaware corporation (“Private Ocera”). Private Ocera is considered the acquiring company for accounting purposes as upon completion of the Merger, Private Ocera's former stockholders held a majority of the voting interest of the combined company. In addition, upon the closing of the Merger, six of the nine members of the board of directors of the combined company were former members of the Private Ocera board of directors. Therefore, the former members of the Private Ocera board of directors possessed majority control of the board of directors of the combined company. The Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of April 23, 2013, by and among Tranzyme, Private Ocera and Merger Sub. In connection with the Merger, the combined company changed its name to Ocera Therapeutics, Inc. and the name of Private Ocera was changed to Ocera Subsidiary, Inc.
Pursuant to the Merger, Private Ocera’s convertible notes payable plus accrued interest were converted to Series C convertible preferred stock at a rate of $2.04858 per share. Immediately thereafter, all shares of Private Ocera’s Series A, Series B and Series C convertible preferred stock were converted into Private Ocera common stock on a share for share basis. All such Private Ocera common stock was exchanged for Tranzyme common stock at a rate of one Private Ocera share for 0.11969414 Tranzyme shares (the "Exchange Ratio"). All share and per share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the exchange for Tranzyme shares. In addition, convertible preferred stock warrants of Private Ocera were converted into common stock warrants of Tranzyme, pursuant to the Merger, based upon the Exchange Ratio.
On December 13, 2013, the Company entered into a Technology Transfer and License Agreement with Genentech and Roche to sell certain Canadian fixed assets and materials, the MATCH technology and rights to the Genentech and Roche customer agreements and related intellectual property through licensing of patents for $4.0 million. On February 18, 2014, the Company received the "Notice of Completion" regarding obligations pursuant to this Agreement. The “Notice of Completion” is considered a substantive performance obligation in the agreement. The Company will record the disposition of assets held for sale at December 31, 2013 pursuant to this agreement in the first quarter of 2014.
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
As of December 31, 2013, the Company has incurred losses since inception of $81.5 million. The Company expects to continue to incur losses and requires additional financial resources to advance its products to either commercial stage or liquidity events.
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. The Company has experienced net losses each year since its inception and, as of December 31, 2013, had a deficit accumulated during the development stage of $81.5 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its lead drug candidate OCR-002 and expands its corporate infrastructure. Based on the Company's operating plan, the Company believes its current working capital is sufficient to fund its operations through at least December 31, 2014.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of Ocera Therapeutics, Inc., and its subsidiary, Ocera Subsidiary, Inc. All significant intercompany balances and transactions have been eliminated. All amounts included in these notes to consolidated financial statements are reported in U.S. dollars, unless otherwise indicated.
Business Combinations
    The Company accounted for the Merger as a reverse merger under the acquisition method of accounting. The consideration paid to acquire Tranzyme was measured at fair value and included the exchange of our common stock and assumption of vested stock options. This allocation of the purchase price resulted in recognition of intangible assets related to customer relationships and developed technology and goodwill. The allocation of purchase price requires the Company to make significant estimates and assumptions. The key assumptions in determining the fair value of intangible assets were the discount rate and the probability assigned to the milestone or royalty being achieved in the future.
Discontinued Operations
On September 11, 2013, the Board of Directors approved a restructuring plan related to the operations of its Sherbrooke, Quebec facility whereby the Company closed the operations of the facility effective as of November 11, 2013. On December 13, 2013, the Company entered into a Technology Transfer and License Agreement to sell the Company’s MATCH discovery platform and license the related intellectual property rights. The Company concluded that since the Sherbrooke, Quebec operations and MATCH discovery platform comprise a component with distinct operations and cash flows that will be eliminated from ongoing operations and the Company will not have significant involvement after the disposal, this component will be accounted for as discontinued operations. The results of operations of the components to be disposed of and related restructuring costs have been classified as net loss from discontinued operations from their acquisition on July 15, 2013 through December 31, 2013. The assets and liabilities of Tranzyme Pharma Inc. have been classified as assets and liabilities, respectively, of discontinued operations. Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and securities available-for-sale. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain safety and liquidity.

Investments
The Company invests in marketable securities, primarily money market funds, commercial paper and U.S. and foreign corporate debt securities. The Company considers all investments with a maturity date greater than three months and less than one year at each balance sheet date to be short-term investments. Those investments with a maturity date greater than one year at each balance sheet date are considered to be long-term investments. As of December 31, 2013 and 2012, all investments in marketable securities were classified as available-for-sale. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders' equity / (deficit). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income.
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses the market approach valuation technique for fair value measurements on a recurring basis and attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. All of our cash equivalents and short-term investments are measured using inputs classified at Level 1 or Level 2 within the fair value hierarchy. Level 1 inputs are quoted prices in active markets for identical assets. Level 2 inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. The carrying amounts of the Company's financial instruments, including cash equivalents, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The Company believes the fair value of convertible notes payable approximates its carrying value. On the Merger date, the convertible notes payable were converted to Series C convertible preferred stock and immediately thereafter, converted to common stock. The preferred stock warrant liability represents its estimated fair value.
Debt Issuance Costs, Net
Debt issuance costs, net, represent legal and other direct costs related to the Company's convertible promissory notes. These costs are recorded as an asset on the accompanying balance sheets and are being amortized to interest expense utilizing the effective interest method through the earliest date at which the Company can be required to repay the notes. At December 31, 2013, the balance of debt issuance costs, net, was zero.
Property and Equipment
Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or the shorter of the lease term or the estimated useful life for leasehold improvements. Useful lives generally range from three to five years.
Intangible Assets and Goodwill
The Company recorded intangible assets and goodwill upon the Merger. Acquired intangible assets are amortized on a straight-line basis over the remaining estimated economic life of 2.5 to 5 years. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company recorded an impairment loss of $3.1 million in the year ended December 31, 2013 due to the termination of work by Bristol-Myers Squibb on macrocyclic compounds under the collaboration agreement.
The Company performs an annual qualitative assessment of its goodwill to determine if any events or circumstances exist, such as an adverse change in business climate or adverse developmental or regulatory results of OCR-002, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. The determination of fair value requires significant judgment and estimates. For the purpose of impairment testing, the Company has determined that it has two reporting units, continuing operations and discontinued operations. There has been no impairment of goodwill for any periods presented.
Revenue Recognition
During 2013, we recognized revenues from the delivery of collaborative research services and from royalties. Collaboration research revenue is disclosed as discontinued operations in the company’s Consolidated Statements of Operation and Comprehensive Loss for all periods presented. For each source of revenue, we apply revenue recognition criteria in the following manner:
    The Company recognizes royalty as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on estimated sales information from the customers.
Multiple element arrangements such as a collaboration agreements which may include an upfront license and ongoing services are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a "best estimate of selling price" if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and the Company will recognize the consideration received under the arrangement as revenue on a straight-line basis over the estimated period of performance.
Research and Development Expenses
Research and development costs are expensed as incurred and primarily consist of costs associated with external research and development expenses incurred under agreements with (i) third-party investigative sites, where a substantial portion of our preclinical studies and all of our clinical trials are conducted, (ii) third-party manufacturing organizations, where a substantial portion of our preclinical supplies and all of our clinical supplies are produced, and (iii) consultants; employee-related expenses, which include salaries and benefits; and facilities, depreciation and amortization and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.
Clinical Trial Accruals
As part of the process of preparing financial statements, the Company estimates its accrued expenses. This process involves identifying services that have been performed and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The Company's clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on the Company's behalf. The Company accrues expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, the Company modifies the estimates of accrued expenses accordingly. To date, the Company has had no significant adjustments to accrued clinical trial expenses. Examples of estimated accrued expenses include:

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of clinical trial materials; and

•	professional service fees.
The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period.
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
Stock-Based Compensation
Stock-based compensation is recognized as an expense in the financial statements based on the grant date fair value. For awards that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods. For performance-based stock options, the Company begins to recognize the expense when it is deemed probable that the performance-based goal will be met. The Company evaluates the probability of achieving performance-based goals at each reporting date. Stock-based compensation expense is based on awards ultimately expected to vest, and therefore the recorded expense includes an estimate of future forfeitures. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates the fair value of stock options and stock purchase rights using a Black-Scholes option pricing model which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company has opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options. The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers.
Prior to the Merger, the Company granted stock options to purchase common stock to employees and directors with exercise prices equal to the value of the underlying stock, as determined by the board of directors on the date the equity award was granted. The board of directors determined the fair value of the underlying common stock by considering a number of factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s preferred stockholders and the lack of liquidity of the Company’s common stock.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax basis of assets and liabilities using current enacted tax rates and include the effects of tax operating loss and tax credit carryforwards. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.
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
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include convertible preferred stock, warrants, convertible notes payable and outstanding stock options under the stock option plan have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding. All share and per share amounts for all periods presented in the following table have been adjusted retroactively to reflect the exchange for Tranzyme shares as of the date of the Merger.
The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Years ended December 31,
	2013	2012

Numerator
Net loss from continuing operations	$(15,489)	$(3,608)
Net loss from discontinued operations	(2,025)	—
Net loss	$(17,514)	$(3,608)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	6,145,731	626,593
Net loss per share of common stock, basic and diluted:
Net loss per share from continuing operations	$(2.52)	$(5.76)
Net loss per share from discontinued operations	(0.33)	—
Net loss per share	$(2.85)	$(5.76)
Potentially dilutive securities are not included in the calculation of dilutive net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares on a weighted-average basis):

	Years ended December 31,
	2013	2012

Convertible preferred stock	2,604,305	4,840,324
Convertible preferred stock warrants	11,243	26,332
Common stock warrants	259,908	56,124
Common stock options	624,511	675,201
Total	3,499,967	5,597,981

In addition to the potentially dilutive securities noted above, the Company had outstanding convertible notes payable and accrued interest that were converted into 186,217 shares of common stock upon completion of the Merger. The Company has excluded these convertible notes payable from the table above.
Recent Accounting Pronouncements
Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board (the "FASB"), or other standards-setting bodies that the Company adopts by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.
In February 2013, the FASB issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rule was effective for the Company in the first quarter of 2013. The adoption of the new accounting rule did not have a material effect on the Company's financial condition, results of operations or cash flows. The Company chose to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of operations and comprehensive income.
In July 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance at the beginning of our first quarter of fiscal year 2014, and does not expect the adoption of this standard will have a material impact on its financial statements.

3. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:
Level 1: Quoted prices in active markets for identical assets of liabilities;
Level 2: Inputs, other than level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3: Unobservable inputs that are supported by little or no market activity, which require the reporting entity to develop its own assumptions.
The Company’s Level 3 financial liabilities consist of warrant liabilities related to warrants to purchase preferred stock. On July 15, 2013, warrants to purchase convertible preferred stock were converted to warrants to purchase common stock eliminating the terms that caused the preferred stock warrants to be accounted for as a liability.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are as follows (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$5,774	$5,774	$—	$—
Commercial paper	15,246	—	15,246	—
Corporate debt securities	20,884	—	20,884	—
Total assets	$41,904	$5,774	$36,130	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 are as follows (in thousands):

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,437	$1,437	$—	$—
Total assets	$1,437	$1,437	$—	$—
Liabilities:
Preferred stock warrant liability (1)	$16	$—	$—	$16
Total liabilities	$16	$—	$—	$16

(1)     The Company estimated fair value of its preferred stock warrant liability at issuance and adjusts the carrying value each reporting period utilizing the Black-Scholes option-pricing model based on the following significant unobservable inputs: risk-free rate of 0.08%; expected dividend rates of 0%; remaining expected life of the warrants of 0.3 years; expected volatility of 79% of the fair value of the underlying preferred stock.

The following table provides the change in the fair value of Level 3 liabilities for the twelve months ended December 31, 2013 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance at December 31, 2012	$16
Change in fair value of warrant liability	(15)
Conversion of preferred stock warrants into common stock warrants	(1)
Balance at December 31, 2013	$—

4. Balance Sheet Components
Investments
The following table summarizes the Company's available for sale investments as of December 31, 2013 (in thousands).

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	15,232	14	—	15,246
Corporate debt securities	1 or less	14,930	—	(9)	14,921
Total		30,162	14	(9)	30,167
Long-term investments:
Corporate debt securities	More than 1	1,514	—	(1)	1,513
Total		1,514	—	(1)	1,513
Total investments		$31,676	$14	$(10)	$31,680
At each reporting date, the Company performs an evaluation of impairment to determine if the unrealized losses are other-than-temporary. For debt securities, management determines whether it intends to sell the impaired securities, and if there is no intent or expected requirement to sell, management considers whether it is likely that the amortized cost will be recovered. The Company does not consider unrealized losses on its debt investment securities to be credit-related. These unrealized losses relate to changes in interest rates and market spreads subsequent to purchase. The Company has not made a decision to sell securities with unrealized losses and believes it is more likely than not it would not be required to sell such securities before recovery of its amortized cost. There have been no other than temporary losses recognized in earnings.
The following table summarizes contractual maturities of short-term and long-term debt investment securities at December 31, 2013 (in thousands):

	Under 1 Year	1 to 2 Years	Total
Commercial paper	$15,246	$—	$15,246
Corporate debt securities	14,921	1,513	16,434
	$30,167	$1,513	$31,680

Property and Equipment
Property and equipment consisted of (in thousands):

	Useful Life	December 31,
	(in years)	2013	2012
Computer equipment and software	1.5 to 3 years	$40	$135
Office furniture and equipment	5 years	43	128
Leasehold improvements	4 years	—	69
		83	332
Less accumulated depreciation		(24)	(325)
		$59	$7
Depreciation expense was $29,000, $20,000 and $0.4 million for the years ended December 31, 2013, 2012 and for the period from December 20, 2004 (inception) to December 31, 2013, respectively.
Acquired intangible assets
The net book value of acquired intangible assets as of December 31, 2013 were as follows (in thousands):

Customer
Agreements
Balance at December 31, 2012	$—
Acquired in merger with Tranzyme (Note 5)	3,700
Amortization expense	(295)
Impairment of intangible asset	(3,070)
Balance at December 31, 2013	$335
Weighted average life (in years)	2.00
The estimated future amortization expense of purchased intangible assets as of December 31, 2013 is $0.2 million and $0.1 million for the years ended December 31, 2014 and 2015, respectively.

During the periodic reviews of its collaboration agreement with BMS, the Company determined that BMS will terminate its efforts on the development of all macrocyclic compounds under development pursuant to the Company's on-going collaboration agreement. As a result, the Company concluded that the expected undiscounted cash flows from the terminated compound was zero and the Company recorded an impairment of 100% of the intangible asset value associated with the agreement. The Company expensed $3.1 million as a result of the impairment during the year ended December 31, 2013.
Goodwill
Goodwill as of December 31, 2013 was as follows (in thousands):

Goodwill
Balance at December 31, 2012	$—
Acquired in Merger with Tranzyme (Note 5)	1,054
Reclassified to discontinued operations (Note 6)	(459)
Balance at December 31, 2013	$595

Goodwill of $1.1 million was recorded pursuant to the Merger. Goodwill of $0.5 million was allocated to discontinued operations upon restructuring and disposal of Tranzyme Pharma Inc., see Note 6. Discontinued Operations. There were no impairments to goodwill during the periods presented.

Accrued Liabilities
Accrued liabilities were as follows (in thousands):

	December 31,
	2013	2012
Accrued compensation	$1,093	$123
Accrued interest	—	92
Accrued clinical trials	417	10
Accrued manufacturing expense	—	31
Other accrued liabilities	392	24
	$1,902	$280

5. Merger with Tranzyme
On July 15, 2013, Merger Sub, a wholly owned subsidiary of Tranzyme, completed its Merger with Private Ocera.
The Merger was accounted for as a reverse merger under the acquisition method of accounting. Under the acquisition method of accounting, Private Ocera was treated as the accounting acquirer and Tranzyme was treated as the “acquired” company for financial reporting purposes as, immediately upon completion of the Merger, Private Ocera stockholders held a majority of the voting interest of the combined company. In addition, six of the nine members of the board of directors of the combined company were former members of Private Ocera board of directors. Therefore, the former members of Private Ocera board of directors possessed majority control of the board of directors of the combined company.
The purchase price for Tranzyme is as follows (in thousands):

Fair value of Tranzyme shares outstanding	$13,249
Fair value of vested Tranzyme stock options	275
Purchase Price	$13,524
In accordance with ASC 805, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition based on valuations performed by a third party. The Company engaged a third party valuation firm to assist management in its analysis of the fair value of assets and liabilities acquired in the Merger with Tranzyme. All estimates, key assumptions, and forecasts were either provided by or reviewed by management. While the Company chose to utilize a third party valuation firm, the fair value analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

The following table summarizes the preliminary determination of the purchase price to the assets acquired and liabilities assumed (in thousands):

Purchase Price
Cash and cash equivalents	$7,464
Accounts and investment tax credits receivable, net	636
Prepaid expenses and other assets	159
Fixed assets	744
Intangible assets	5,940
Goodwill	1,054
Accounts payable	(1,029)
Accrued and long-term liabilities	(1,307)
Deferred revenue	(137)
$13,524
As of December 31, 2013, there were $0.3 million of intangible assets subject to amortization with a remaining life of 2.0 years. The following table includes the intangible assets identified as of the acquisition date and the estimated lives prior to impairment and reclassification to discontinued operations (in thousands, except for useful life):

	Continuing operations	Discontinued operations	Total	Useful life
Customer relationships	$3,700	$480	$4,180	2.5 to 5 years
Developed technology	—	1,760	1,760	5 years
	$3,700	$2,240	$5,940
The Company believes that the historical values of Tranzyme's current assets and current liabilities approximate their fair value based on the short-term nature of such items. Tranzyme's property and equipment consists of assets whose historical cost less depreciation is deemed to be its fair value. The identifiable intangible assets are Tranzyme’s technology, which consists primarily of its intellectual property related to Tranzyme’s MATCH technology, and the estimated net present value of future cash flows from collaborative agreements to be generated from the MATCH technology used in the development activities.
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
The valuation of the Tranzyme's proprietary MATCH technology is based on replacement method of the cost approach that considers the cost to replace the acquired technology. The cost approach is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction cost. The cost to replace the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the time of the valuation analysis. The estimated fair value attributed to the developed technology is amortized over a weighted average useful life of approximately 5 years.
Goodwill is calculated as the difference between the fair value of the consideration expected to be transferred and the values assigned to the identifiable tangible and intangible assets acquired and liabilities assumed, is primarily attributable to the acquisition of an established workforce of clinical development professionals and is not deductible for tax purposes.

The Company has included the results of operations of Tranzyme in its consolidated financial statements subsequent to July 15, 2013, the date of the Merger. The unaudited financial information in the table below summarizes the combined results of operations of the Company and Tranzyme, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented and after giving effect to the discontinued operations of Tranzyme Pharma Inc. and related assets, in thousands (unaudited):

	Year Ended December 31,
	2013	2012

Licensing revenue	$188	$3,756
Net loss from continuing operations	$(23,248)	$(26,679)
Net loss per share from continuing operations, basic and diluted	$(2.31)	$(3.43)
6. Discontinued Operations
On July 15, 2013, the Company consummated the Merger with Tranzyme. On September 11, 2013, the Company announced a restructuring plan related to the operations of its wholly-owned subsidiary, Tranzyme Pharma Inc., at its Sherbrooke, Quebec facility. On December 13, 2013, the Company entered into a Technology Transfer and License Agreement with Genentech and Roche to sell certain Canadian fixed assets and materials, the MATCH technology and rights to the Genentech and Roche customer agreements and related intellectual property through licensing of patents for $4.0 million. The Company concluded that the operations of Tranzyme Pharma Inc. and related asset groups sold to Genentech and Roche will be accounted for as discontinued operations as the operations and cash flows of the discontinued component or asset group will be eliminated from ongoing operations of the Company and there will not be significant involvement in the component or asset group after the disposal transaction.
The results of Tranzyme Pharma Inc. and related asset groups are disclosed as discontinued operations in the Company’s Consolidated Statements of Operations and Comprehensive Loss for all periods presented.

(in thousands)	Year ended
December 31, 2013
Revenue	$467
Expenses:
Research and development	(1,134)
General and administrative	(220)
Amortization of intangible assets	(187)
Restructuring charges	(859)
Loss on disposal of assets	(86)
Other income (expense), net	(6)
Net loss from discontinued operations	$(2,025)

The assets and liabilities of Tranzyme Pharma Inc. and related asset groups are presented as held for disposal in the Consolidated Balance Sheet as of December 31, 2013. The carrying amount of assets and liabilities are as follows:

(in thousands)	December 31, 2013
Prepaid expenses and other current assets	$178
Property and equipment, net	356
Intangible assets, net	2,053
Goodwill	442
Assets of discontinued operations	$3,029

Deposit on sale of assets	$3,000
Accounts payable	106
Accrued liabilities	397
Liabilities of discontinued operations	$3,503
Upon classification as held for disposal and discontinued operations, the assets and liabilities of Tranzyme Pharma Inc. and related asset groups were evaluated for impairment at the lower of carrying amount or fair value less disposal costs, no loss was recorded.
The Company will record the disposition of assets sold to Genentech and Roche subject to the Technology Transfer and License Agreement in the first quarter of 2014, upon receipt of a “Notice of Completion” which is considered a substantive performance obligation in the agreement. $3.0 million of agreement consideration was received in 2013 and is recorded as an accrued liability at December 31, 2013.
Restructuring of Tranzyme Pharma Inc. (Sherbrooke, Quebec)
In September 2013, the Company approved a restructuring plan related to the operations of its wholly owned subsidiary, Tranzyme Pharma Inc. at its Sherbrooke, Quebec facility (the "Sherbrooke Facility") in order to focus its management and resources on the clinical development of OCR-002. In connection with the restructuring, the Company terminated all employees at the Canadian location, exited the Sherbrooke facility and terminated certain contractual obligations. The Company incurred cash expenses of approximately $0.9 million in connection with the restructuring plan. These expenses and charges include approximately $0.7 million associated with the separation from employment of 17 employees at the Sherbrooke Facility, approximately $0.1 million in moving and shipping costs and approximately $45,000 associated with the termination of operating activities in the leased office and laboratory space at the Sherbrooke Facility.
Restructuring charges of $0.9 million were recorded as a component of net loss from discontinued operations during the year ended December 31, 2013. The following table summarizes the Company’s restructuring activities during the year ended December 31, 2013 in thousands:

	Post- Employment Benefits	Moving and Shipping Costs	Operating Activities	Total
Restructuring charges	$700	$114	$45	$859
Cash payments and other settlements	(308)	(15)	(34)	(357)
Accrual balances at December 31, 2013	$392	$99	$11	$502
7. License Agreements and Acquired Development and Commercialization Rights
Kuereha Corporation
In July 2004, the Company in-licensed from Kureha Corporation ("Kureha") the technology and exclusive development and commercialization rights to its AST-120 product candidate for the treatment of liver and gastrointestinal disease for the territories of North America and Europe. The Company paid a $1.5 million up-front fee to Kureha. In March 2008, the Company amended the license agreement, in exchange for a payment of $0.5 million. In January 2014, Kuereha was notified that the Company had discontinued its work on AST-210 and will be terminating the license.

UCL Business PLC
In December 2008, the Company entered into an exclusive license agreement with University College of London Business PLC for worldwide rights to develop and commercialize OCR-002 and related technologies for any use. The agreement was amended in July 2011 and February 2013. As consideration for the license, the Company paid a $1.0 million up-front fee and may be required to make future milestone payments totaling up to $17.0 million upon the achievement of various milestones related to regulatory or commercial events. The Company may be obligated to pay a royalty in the low to mid-single digits based on the net sales of OCR-002.
Open Biosystems, Inc.
In October 2005, Tranzyme entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain intellectual property unrelated to Tranzyme's lead product candidates prior to the Merger and its MATCH drug discovery technology, as specified in the agreement. The Company earns royalties on annual net sales at rates that vary by licensed product category as defined in the agreement through 2017 or until the expiration date of the last-to-expire licensed patent or twelve years, whichever occurs last. Royalty revenue recognized from the licensing agreement was $85,000 for the year ended December 31, 2013.
Bristol-Myers Squibb Company
In December 2009, Tranzyme entered into a two-year collaboration agreement with BMS to discover, develop and commercialize novel macrocyclic compounds, other than Tranzyme's product candidates and internal programs, directed against a limited number of targets of interest to BMS.
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
During the periodic reviews of the BMS collaboration agreement, the Company determined that BMS will terminate its efforts on the development of all macrocyclic compounds under development pursuant to the Company's on-going collaboration agreement. The Company does not expect to receive any future revenue associated with this collaboration agreement.
8. Convertible Notes Payable
In March 2012, the Company entered into a convertible note and warrant purchase agreement with existing investors. The Company issued an aggregate principal amount of $1.5 million of convertible notes in an initial closing in March 2012 (the "March 2012 Notes"). The March 2012 Notes had an interest rate of 6% per annum and had a maturity date of the earlier of (i) March 30, 2013, (ii) a change of control, or (iii) an event of default. The notes could not be prepaid without the prior written consent of the holders of at least 67% of the principal amount outstanding under all notes issued.
In connection with the March 2012 Notes, the lenders received warrants for the purchase of the Company’s common stock equal to (i) 30% of the principal amount of the lender’s note divided by the lower of the price of the Series C convertible preferred stock or the equity security sold in a qualified or nonqualified financing had the Company entered into certain strategic transactions, referred to as the "Special Condition", by June 2012 or (ii) 75% of the principal amount of the lender’s note divided by the lower of the Series C convertible preferred stock or the equity sold in a qualified or nonqualified financing if the Special Condition was not met. Accordingly, the lenders received warrants to purchase an aggregate of 26,292 shares of the Company’s common stock on March 30, 2012 (the "March Warrants"). Upon the expiration of the anti-dilution protection of the March 2012 notes payable on June 30, 2012, the Company issued an additional 39,439 common stock warrants. The March Warrants have a seven year term expiring on March 30, 2019.
In October 2012, the Company issued an aggregate amount of $1.5 million of convertible notes in a second closing with existing investors (the "October 2012 Notes"). The October 2012 Notes had an interest rate of 6% per annum and had a maturity date of the earlier of (i) October 1, 2013, (ii) a change of control, or (iii) an event of default. The notes converted under the same terms as the March 2012 Notes but were based on the October 1, 2013, maturity date. The notes could not be prepaid without the prior written consent of the holders of at least 67% of the principal amount outstanding under all notes issued. In connection with the October 2012 Notes, the lenders received warrants to purchase 65,731 shares of the Company’s common stock (the "October Warrants"). The October Warrants have a seven-year term set to expire on October 1, 2019.

The common warrants issued in connection with the March 2012 Notes and October 2012 Notes are immediately exercisable at $0.67 per share.
In March 2013, the Company amended the March 2012 Notes to extend the maturity date to October 1, 2013. In April 2013, the March and October 2012 Notes were amended to change the note conversion date to automatically convert the unpaid principal and interest at the time of the Merger into shares of the Series C Preferred Stock of Private Ocera at the Series C Conversion Price of $2.04858 per share. There was no consideration paid, given or committed to the note holders by the Company in exchange for the modifications. The debt modification was evaluated under ASC 470-60, Troubled Debt Restructuring and under ASC 470-55, Debt Modification and Extinguishments. The Company determined that it was appropriate to account for the term extension and change to the conversion date on a prospective basis and the carrying amount of the debt remained unchanged. All costs incurred with third parties directly related to the maturity extension were expensed as incurred. There were no costs associated with the change to the note conversion date.
On July 15, 2013, the March and October 2012 Notes plus accrued interest of $0.2 million were converted into 186,217 shares of common stock in connection with the Merger.
The Company recorded an aggregate of $0.2 million and $0.2 million of non-cash interest expense and amortization of debt discount related to the convertible notes payable for the years ended December 31, 2013 and 2012 respectively.
Warrants
Convertible Preferred Stock Warrants
In March 2006, the Company entered into a $4.0 million loan and security agreement with a lender to provide capital to the Company. The loan balance was fully repaid in November 2009. As consideration for the loan and security agreement, the lender received warrants to purchase 26,332 shares of Series A preferred stock of Private Ocera at $8.35 per share. The warrants are immediately exercisable with seven-year terms expiring on April 24, 2013 and November 1, 2013. On April 24, 2013, warrants for the purchase of 13,166 shares of Series A preferred stock of Private Ocera expired. On July 15, 2013, warrants for the purchase of 13,166 shares of Series A preferred stock were converted into warrants to purchase common stock of the Company in connection with the Merger. On November 1, 2013, these warrants for the purchase of 13,166 shares of common stock expired.
Common Stock Warrants
The fair value of the March Warrants was determined to be $32,000 upon issuance. The fair value was recorded as a debt discount and amortized to interest expense using the effective interest method over the term of the March 2012 Notes.
The Company concluded that the March Warrants were a derivative instrument as a result of anti-dilution protection included within the instrument. The March Warrants were required to be recorded at fair value upon issuance and re-measured at each reporting period. The fair value of the warrant liability in the amount of $61,000 was recorded in the statement of operations and comprehensive loss. Upon the expiration of the anti-dilution protection in June 2012, the Company reclassified the fair value of $93,000 to additional paid-in capital.
The relative fair value of the October Warrants as of the date of issuance was determined to be $111,000, which was recorded as a debt discount and amortized to interest expense using the effective interest method over the term of the October 2012 Notes.
The Company accounts for the October Warrants based on their relative fair value as compared to the convertible notes payable and recorded them as equity on the date of issuance. Because the October Warrants meet the requirements for equity classification, the Company is not required to re-measure the fair value of the warrants subsequent to the date of issuance.
On July 15, 2013, warrants to purchase 19,243 shares of common stock of Tranzyme became warrants to purchase common stock of the Company in connection with the Merger.
On November 8, 2013, the Company closed on the a private placement pursuant to the Securities Purchase Agreement and sold an aggregate of 3,940,887 units (“Units”) for an aggregate purchase price of $28.0 million. Each Unit consisted of one share of common stock and warrants to acquire 0.20 shares of common stock at an exercise price of $7.663 per share. The Units consist of an aggregate of 3,940,887 shares of common stock and warrants exercisable for an aggregate of 788,177 shares of common stock. The warrants have a five year life and are treated as equity instruments.

The following table summarizes the outstanding common stock warrants and the corresponding exercise price as of December 31, 2013:

	Number of Shares Outstanding at	Per-Share Exercise
Issuance Date	December 31, 2013	Price	Expiration
12/3/2008	2,380	84.00	12/3/2015
9/30/2010	3,240	160.44	4/6/2015
1/31/2012	13,623	44.04	1/31/2022
3/30/2012	26,292	0.67	3/30/2019
6/30/2012	39,439	0.67	6/30/2019
10/1/2012	65,731	0.67	10/1/2019
11/8/2013	788,177	7.66	11/8/2018
Total	938,882

9. Stockholders’ Equity (Deficit)
Convertible Preferred Stock
Pursuant to the Merger, Private Ocera’s convertible notes payable plus accrued interest were converted to Series C convertible preferred stock at a rate of $2.04858 per share. Immediately thereafter, all shares of Private Ocera’s Series A, Series B and Series C convertible preferred stock was converted into shares of Private Ocera's common stock on a share for share basis. All resultant Private Ocera common stock was exchanged for Tranzyme common stock at a rate of one Private Ocera share for 0.11969414 Tranzyme shares.
The following summarizes our preferred stock balances at December 31, 2013 and December 31, 2012 (in thousands except share and per share amounts):

	December 31,
	2013	2012
Series A convertible preferred stock, $0.001 par value,
no shares authorized, issued or outstanding at December 31, 2013 and 14,720,000 shares authorized, 1,735,565 shares issued and outstanding at December 31, 2012, respectively. Liquidation preference of $0 and $14,500 at December 31, 2013 and December 31, 2012, respectively.	—	14,346
Series B convertible preferred stock, $0.001 par value,
no shares authorized, issued or outstanding at December 31, 2013 and 8,600,000 shares authorized, 1,029,369 shares issued and outstanding at December 31, 2012, respectively. Liquidation preference of $0 and $12,040 at December 31, 2013 and December 31, 2012, respectively.	—	11,983
Series C convertible preferred stock, par value $0.001,
no shares authorized, issued or outstanding at December 31, 2013 and 17,350,000 shares authorized, 2,075,390 shares issued and outstanding at December 31, 2012, respectively. Liquidation preference of $0 and $35,521 at December 31, 2013 and December 31, 2012, respectively.	—	35,414
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

At the effective time of the Merger, each outstanding share of Private Ocera's common stock was converted into the right to receive approximately 0.11969414 shares of Tranzyme's common stock (the “Exchange Ratio”), with cash paid in lieu of any fractional shares.
Pursuant to the Securities Purchase Agreement dated April 23, 2013, immediately following the consummation of the Merger, the combined company sold 3,317,796 shares of common stock for approximately $20.0 million of its Common Stock to the parties at a per share purchase price of $6.0264 (the "Financing"). Issuance costs of $26,000 were charged to Additional Paid-in Capital.
On November 8, 2013, the Company closed on the a private placement pursuant to the Securities Purchase Agreement and sold an aggregate of 3,940,887 shares of common stock and warrants to purchase an additional 788,177 shares of Common Stock for an aggregate purchase price of $28.0 million. The warrants may be exercised at any time at an exercise price of $7.663 per share and have a five year life. The Company filed a registration statement on Form S-3 on December 6, 2013 to register these shares and warrants pursuant to a Registration Rights Agreement, which registration statement was declared effective on December 16, 2013. Issuance costs of $1.5 million were charged to Additional Paid-in Capital.
Shares Reserved for Future Issuance
The Company has reserved shares of its common stock for future issuance as of December 31, 2013 as follows:

December 31, 2013
Stock options outstanding	1,909,769
Shares available for grant under stock option plans	762,867
Outstanding warrants	938,882
Total shares reserved for future issuance	3,611,518
10. Stock Options
In 2005, the Company adopted the Ocera Therapeutics, Inc. 2005 Stock Plan (the "Plan"). At the effective time of the Merger, each outstanding stock option to purchase common stock of Private Ocera under the Plan not exercised immediately prior to the effective time of the Merger, whether or not vested, was assumed by the Company and became exercisable for shares of the registrant’s common stock in accordance with the terms of the Merger Agreement and the Company assumed the 2005 Plan. As of December 31, 2013, no options remain available for future grant under the 2005 Plan.
On July 15, 2013, in connection with the Merger, the Company assumed the existing Tranzyme 2011 Stock Option and Incentive Plan (the "2011 Plan"), which authorized the issuance of 302,328 shares of common stock under the plan.
On August 13, 2013, the Company’s board of directors approved an amendment to the 2011 Plan to increase the maximum number of shares that may be issued under the 2011 plan from 302,328 to 2,302,328 shares. In connection with this amendment, the Company’s board of directors authorized the grant of an aggregate of 1,454,200 common stock options to its employees. In addition, on August 30, 2013, the Company’s board of directors authorized the grant of an aggregate of 140,000 common stock options to non-employee members of the board of directors. The amendment to the 2011 Plan and the common stock option grants were subject to stockholder approval within twelve months from August 13, 2013. The amendment to the 2011 Plan was approved by stockholders on December 19, 2013. Given that the options were subject to shareholder approval of the increase to the plan, the Company concluded that the grant date for accounting purposes to be December 19, 2013, the date of shareholder approval of the increase in maximum number of shares that may be issued under the plan.

As of December 31, 2013, a total of 762,867 shares of common stock remained available for issue under the 2011 Plan. A summary of the Company's stock option activity under the 2005 Plan and 2011 Plan and related information are as follows:

				Weighted-avg
	Shares		Weighted-avg	Remaining	Aggregate
	Available	Stock Options	Exercise Price	Contractual	Intrinsic
	for Grant	Outstanding	Per Share	Life (in Years)	Value
					(in thousands)
Balance at December 31, 2012	39,226	692,709	$1.42	6.13	$368
Adjustment to authorized shares upon assumption of the 2011 Plan	33,185	—
Stock options assumed in merger	(217,115)	217,115	$44.52
Additional shares authorized	2,000,000	—
Stock options granted	(1,414,650)	1,414,650	$7.75
Stock options exercised	—	(88,465)	$0.92
Stock options cancelled	322,221	(326,240)	$14.68
Balance at December 31, 2013	762,867	1,909,769	$8.77	8.58	$11,818

At December 31, 2013:
Vested and expected to vest		1,743,061	$8.87	8.47	$10,942
Exercisable		510,119	$11.56	5.68	$4,476
The Company’s stock options generally vest over one to four years and have a ten-year term. Stock options issued under the 2005 Stock Plan are exercisable in advance of becoming vested. Any unvested shares obtained from the early exercise of stock options are subject to repurchase by the Company, at its option, in the event of termination or separation of services at the original exercise price. Stock options assumed in the Merger were fully vested on the date of Merger. As of December 31, 2013 and 2012, options for 510,119 and 692,709 were exercisable, 505,445 and 620,147 were vested, and no shares were subject to repurchase, respectively.
At December 31, 2013 and 2012, the intrinsic values of outstanding, vested and expected to vest and exercisable options were determined by multiplying the number of shares by the difference between the exercise price of the options and the fair value of the common stock.
Stock Based Compensation
The Company's results of operations for the years ended December 31, 2013 and 2012 included stock-based compensation expense of $0.5 million and $0.2 million, respectively. Since December 20, 2004 (inception) to December 31, 2013, the Company has incurred $1.4 million of stock based compensation expense.
The Company recognized stock based compensation expense as follows (in thousands):

	Twelve Months Ended December 31,
	2013	2012

Research and development	$68	$27
General and administrative	439	127
Total	$507	$154

Stock Option Valuation Assumptions
The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model for the years ended December 31, 2013 and 2012, and for the period from December 20, 2004 (inception) to December 31, 2013, to determine the fair value of stock options granted during each period.

Period From
December 31, 2004
(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
Risk-free interest rates	0.06% - 2.02%	0.95% - 1.11%	0.06% - 2.02%
Expected life in years	0.25 - 6.08	6.25	0.25 - 6.25
Expected dividend yield	—	—	—
Expected volatility	52% - 100%	92% - 109%	52% - 109%
The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.
Expected Term-The expected term of stock options represents the weighted‑average period the stock options are expected to be outstanding. The Company has opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options. The Company's expected term for employee stock options is generally estimated to be 6.08 and 6.25 years.
Expected Volatility-The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company's common stock becomes available.
Risk-Free Interest Rate-The risk-free rate assumption is based on the U.S. Treasury instruments the terms of which were consistent with the expected term of the Company's stock options.
Expected Dividend-The expected dividend assumption is based on the Company's history and expectation of dividend payouts.
Forfeiture Rate-ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The Company may elect to use different assumptions under the Black-Scholes option-pricing model in the future. Future expense amounts for any particular period could be affected by changes in the Company's assumptions. Authoritative literature provides that it is reasonable for a company to continue to use the simplified method of determining the expected option term when a company has insufficient historical exercise data to provide a reasonable basis to estimate the expected option term. The Company expects to continue to use the simplified method for determining its expected employee option term because there is a limited amount of historical exercise data from which to form a reasonable basis to estimate the expected term of the Company's stock options. The Company's expected term for employee stock options is estimated to be 6.08 years in 2013 and 6.25 years in 2012. During the years ended December 31, 2013 and 2012, the fair value of stock options granted were $15.8 million and $0.1 million, respectively. As of December 31, 2013, the Company had $15.6 million of unrecognized stock-based compensation costs which is expected to be recognized over a weighted average period of 3.97 years.
The Company records equity instruments issued to nonemployees as expense at their fair value over the related service period and the Company periodically revalues them each reporting period over the vesting term.
Prior to the Merger, the fair value of the Company's common stock has been determined contemporaneously by the Company's board of directors on the date of grant. At the time of the issuances of stock options, the Company believed its estimates of the fair value of its common stock were reasonable and consistent with methods outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, and the Company's understanding of how similarly situated companies in its industry were valued. In February 2013, the Company commenced a process to potentially merge with a public company. In connection with the preparation of the financial statements for fiscal years 2012 and 2011, and in contemplation of a potential merger with a public company, the Company reassessed the estimated fair value of its common stock for financial reporting purposes. The reassessment included both the determination of the appropriate valuation models and related inputs. The reassessed fair value of the Company's common stock as of December 31, 2011, was estimated to be $1.42 per share, an increase of $0.75 per share from the $0.67 and as of December 31, 2012, was estimated to be $1.84 per share, an increase of $1.17 per share from the $0.67 determined in good faith by the Company's board of directors. Given the anticipated timing of a liquidity event, the Company utilized the option pricing method in 2011 and for each of the interim periods as of March 31, June 30, and September 30, 2012, and a hybrid method at December 31, 2012, which incorporates the use of both the option pricing method and the current value method. The current value method reflects a potential liquidity event associated with a merger with a public company.
In June 2012, the Company issued 61,653 shares of common stock options to an executive. One-half of the stock options vest monthly over a one year period from the vesting commencement date. The remainder of the stock options are performance based and would vest upon the closing of certain strategic or financing transactions. In April 2013, the terms of the stock option agreement were modified to further define the meaning of strategic or financing transactions such as the Merger Agreement. On July 15, 2013 as a result of the Merger, the performance based portion of the stock option vested and $0.2 million of stock compensation expense was recorded for the year ended December 31, 2013.
11.  Income Taxes
No provision for federal or state income taxes has been recorded, as the Company has incurred cumulative net operating losses since inception. A reconciliation of the loss from continuing operations at the federal statutory tax rate of 34% to the Company's effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Loss from continuing operations	$(15,489)	$(3,608)
Income tax (benefit) at statutory rate	(5,267)	(1,227)
State income tax, net of federal benefit	(225)	(282)
Permanent items	516	238
Refinement of §382 limitation	(23,816)	—
Unrecognized tax benefits	1,840	—
Change in valuation allowance	26,549	1,315
Other	403	(44)
Tax expense	$—	$—
As a result of a Section 382 analysis completed during 2013, the Company has included in the deferred tax asset schedule the deferred tax assets for net operating losses and tax credits which were previously removed from the deferred tax asset schedule. The resulting deferred tax benefit upon the inclusion of these net operating losses and tax credits are reflected above as a refinement of the Section 382 limitation. The benefit was completely offset by an increase in the valuation allowance.

Components of the Company's deferred tax assets and liabilities for federal income tax purposes are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$25,967	$—
Research and development credits	2,760	—
Compensation accruals	37	49
Equity compensation	531	40
Fixed assets	—	6
Other	—	4
Gross deferred tax assets	29,295	99
Valuation allowance	(29,228)	(99)
Net deferred tax assets	67	—
Deferred tax liabilities:
Fixed assets	(17)	—
Intangible assets	(50)	—
Deferred tax liabilities	(67)	—
Net deferred tax asset/(liability)	$—	$—
Management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets including the Company's history of operating losses and has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets. Accordingly, the deferred tax assets have been fully reserved at December 31, 2013 and 2012.
Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As of December 31, 2013, the Company has $75.4 million of U.S. federal net operating loss (NOL) carryforwards and $3.1 million of U.S. federal research and development carryforwards available for use, all of which are fully reserved and will begin to expire in 2019 unless utilized. As a result of the Section 382 analysis completed during 2013, the Company has included in the deferred tax asset schedule the deferred tax assets for federal net operating losses of $59.8 million and federal tax credits of $2.9 million which were previously removed from the deferred tax asset schedule. There was a corresponding increase in the valuation allowance as a result.
As of December 31, 2013, the Company has North Carolina net economic loss carryforwards of approximately $15.6 million, which will begin to expire in 2017 unless utilized. As of December 31, 2013, the Company has California state net operating loss carryforwards of approximately $63 million, which will begin to expire in 2014, and $2.2 million of California research and development carryforwards that do not expire. As a result of the Section 382 analysis completed during 2013, the Company has included in the deferred tax asset schedule the deferred tax assets for California net operating losses of $59.3 million and California tax credits of $2.2 million which were previously removed from the deferred tax asset schedule. There was a corresponding increase in the valuation allowance as a result.
Additional limitations as to the ability to use net operating loss or tax credit carryforwards may arise if the Company experiences an ownership change in subsequent years.

The Company adopted accounting guidance related to accounting for uncertainty in income taxes on January 1, 2007, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2013, the Company had $1.8 million of unrecognized tax benefits. A reconciliation of the current year changes to the Company’s unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits as of December 31, 2012	$—
Increases in prior period positions	1,761
Increases in current period positions	79
Unrecognized tax benefits as of December 31, 2013	$1,840
As of December 31, 2013, no unrecognized tax benefits are included in the balance sheet that would, if recognized, affect the Company's effective tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company does not anticipate the total amount of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. The Company determined that no accrual for interest and penalties was required as of December 31, 2013.
The statute of limitations for assessment by the Internal Revenue Service (IRS) and state tax authorities is open for tax years ended December 31, 2010 through 2013, although carryforward attributes that were generated prior to tax year 2010 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.
12. Retirement Savings Plan
The Company provides a qualified 401(k) savings plan for its U.S. employees. All employees are eligible to participate, provided they meet the requirements of the plan. Beginning with the Merger, the Company provides a contribution on the first 3% of an employee's salary subject to statutory limitations as proscribed by law. For the years ended December 31, 2013, the Company recorded $58,000 of expense for 401(k) contributions.
13. Commitments and Contingencies
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
Leases
In October 2013, the Company entered into an agreement to lease office space located at 525 University Avenue, Palo Alto, California for the period October 10, 2013 through May 31, 2015. These premises will serve as the Company's corporate headquarters.
Upon the Merger, the Company obtained office space located at 5001 South Miami Boulevard, Durham, North Carolina under a lease that will terminate on January 31, 2015. The Company has an option to renew the lease term for an additional 12 months at the prevailing rental rate at the end of the term and the right of first offer on additional space located on the property's third floor.
In March 2006, the Company entered into agreements to lease its San Diego facilities and certain equipment under non-cancellable operating leases. In March 2008, the Company amended its facility lease to include additional square footage. The initial term of the facility lease was four years. In October 2009, the Company extended the term of the facility lease for 39 months. The amended lease provided an option to extend the lease for one three-year period. In 2013, the Company extended the term of the facility lease through January 2014.
Provisions of these facilities leases generally provide for abatement of rent during certain periods and escalating rent payments during the original and extended lease terms. Rent expense is being recorded on a straight-line basis over the life of the lease.
Rent expense was $0.3 million, $0.1 million, and $1.4 million for the years ended December 31, 2013 and 2012, and for the period from December 20, 2004 (inception) to December 31, 2013, respectively. The following is a schedule of non-cancellable future minimum lease payments for operating leases at December 31, 2013 (in thousands):

December 31, 2013
2014	$225
2015	38
Thereafter	—
Total	$263
Other Commitments
In the normal course of business, we enter into various firm purchase commitments related to active pharmaceutical ingredients, clinical studies and research studies. As of December 31, 2013, these commitments were approximately $0.8 million.
14. Summary of Operations by Quarter (Unaudited)

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$—	$—	$33	$52
Operating expenses	$640	$2,017	$6,089	$6,668
Net loss from continuing operations	$(731)	$(2,087)	$(6,065)	$(6,606)
Net loss	$(731)	$(2,087)	$(7,402)	$(7,294)
Net loss per share from continuing operations—basic and diluted	$(1.15)	$(3.24)	$(0.63)	$(0.48)
Net loss per share—basic and diluted	$(1.15)	$(3.24)	$(0.77)	$(0.54)
Shares used to compute net loss per share—basic and diluted	637,221	643,674	9,669,825	13,632,204
	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$—	$—	$—	$—
Operating expenses	$1,060	$903	$778	$640
Net loss from continuing operations	$(1,053)	$(1,009)	$(820)	$(726)
Net loss	$(1,053)	$(1,009)	$(820)	$(726)
Net loss per share from continuing operations—basic and diluted	$(1.68)	$(1.61)	$(1.31)	$(1.16)
Net loss per share—basic and diluted	$(1.68)	$(1.61)	$(1.31)	$(1.16)
Shares used to compute net loss per share—basic and diluted	626,593	626,593	626,593	626,593
Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.          Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2013. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures as of December 31, 2013 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control Over Financial Reporting
In connection with entering into the Merger Agreement with Tranzyme, Inc. in April 2013, which closed on July 15, 2013, we have developed and will continue to develop additional internal controls over our acquisition process. Except for the development of additional internal controls over accounting for acquisitions, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has used the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and has concluded that such internal control over financial reporting was effective.
An attestation report of control over financial reporting by our registered public accounting firm is not required for the year ended December 31, 2013.
Item 9B.    Other Information

None.

Part III.

Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

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

2.1
Agreement and Plan of Merger and Reorganization, dated as of April 23, 2013, by and among the Company, Terrapin Acquisition, Inc. and Ocera Therapeutics, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed on April 29, 2013).

2.2
Technology Transfer and License Agreement, dated as of December 13, 2013, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche, Ltd (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed on February 24, 2014).

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

10.6	Ocera Therapeutics, Inc. Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013).

10.7
Securities Purchase Agreement, dated as of April 23, 2013, by and among the Company and certain shareholders of Ocera Therapeutics, Inc. named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed on April 29, 2013).

10.8
Securities Purchase Agreement, dated as of November 5, 2013, by and among Ocera Therapeutics, Inc. and the Purchasers identified therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2013).

10.9†
Form of Indemnification Agreement by and between the Company and directors of Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.) appointed to the Company's Board of Directors and officers of Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.) appointed as officers of the Company in connection with the Merger (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 14, 2013).

10.10†
2005 Stock Plan of Ocera Therapeutics, Inc. (now known as Ocera Subsidiary, Inc.), as amended (the “2005 Plan”) (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 14, 2013).

10.11†
Form of Notice of Stock Option Grant (Traditional Vesting) pursuant to the 2005 Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.12†
Form of Notice of Stock Option Grant (Single Trigger) pursuant to the 2005 Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.13†
Form of Notice of Stock Option Grant (Double Trigger) pursuant to 2005 Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.14†
Ocera Therapeutics, Inc. Second Amended and Restated 2011 Stock Option and Incentive Plan, together with forms of award agreements (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2013).

10.15†
Agreement of Employment dated as of December 19, 2013, by and between the Company and Linda Grais (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2013).

10.16†
Agreement of Employment dated as of December 19, 2013, by and between the Company and Jeryl Hilleman (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2013).

10.17†
Agreement of Employment dated as of December 19, 2013, by and between the Company and Franck S. Rousseau (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 24, 2013).

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Definitions Linkbase Document
*Filed herewith
**Furnished herewith
† Indicates a management contract or compensation plan, contract or arrangement.
#Portions of these exhibits have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

+ Attached as Exhibits 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements tagged as blocks of text.

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

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	March 17, 2014	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Linda S. Grais, M.D.	President and Chief Executive Officer	March 17, 2014
Linda S. Grais, M.D.	(Principal Executive Officer)

/s/Jeryl L. Hilleman	Chief Financial Officer and Secretary	March 17, 2014
Jeryl L. Hilleman	(Principal Financial and Accounting Officer)

/s/Franck S. Rousseau, M.D.	Chief Medical Officer and Director	March 17, 2014
Franck S. Rousseau, M.D.

/s/Eckard Weber, M.D.	Chairman of the Board of Directors	March 17, 2014
Eckard Weber, M.D.

/s/Jean-Paul Castaigne, M.D.	Director	March 17, 2014
Jean-Paul Castaigne, M.D.

/s/Anne M. VanLent	Director	March 17, 2014
Anne M. VanLent

/s/Lars G. Eckman, M.D., Ph.D.	Director	March 17, 2014
Lars G. Eckman, M.D., Ph.D.

/s/Michael Powell, Ph.D.	Director	March 17, 2014
Michael Powell, Ph.D.

/s/Nina Kjellson	Director	March 17, 2014
Nina Kjellson

/s/ Wendell Wierenga, Ph.D.	Director	March 17, 2014
Wendell Wierenga, Ph.D.