Form 10-Q
period 2014-03-31
Ocera Therapeutics, Inc.
filed 2014-05-13
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the registrant’s Common Stock as of May 12, 2014, was [15,541,645].

OCERA THERAPEUTICS, INC.
INDEX

		Page

Part I.	Financial Information	3

Item 1	Unaudited Consolidated Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	3

	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013 and the period from December 20, 2004 (Inception) to March 31, 2014	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and the period from December 20, 2004 (Inception) to March 31, 2014	5

	Notes to Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4	Controls and Procedures	20

Part II.	Other Information	20

Item 1	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities	21

Item 3	Defaults Under Senior Securities	21

Item 4	Mine Safety Disclosures	21

Item 5	Other Information	21

Item 6	Exhibits	21

	Signatures	22

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

Ocera Therapeutics, Inc. (A Development Stage Company) Consolidated Balance Sheets (In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,421	$15,533
Short-term investments, available-for-sale	32,707	30,167
Accounts receivable	46	93
Prepaid expenses and other current assets	554	470
Assets of discontinued operations	168	3,029
Current assets	43,896	49,292
Property and equipment, net	51	59
Long-term investments	—	1,513
Deposits	—	26
Intangible assets, net	294	335
Goodwill	595	595
Total assets	$44,836	$51,820
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$877	$1,282
Accrued liabilities	1,005	1,902
Liabilities of discontinued operations	114	3,503
Total current liabilities	1,996	6,687
Other liabilities	—	1
Total liabilities	1,996	6,688
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred Stock - $0.00001 par value, 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2014 and December 31, 2013.	—	—
Common stock - $0.00001 par value, 100,000,000 shares authorized, 15,523,692 and 15,300,214 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	—	—
Additional paid-in capital	128,386	126,615
Accumulated other comprehensive income	5	3
Deficit accumulated during the development stage	(85,551)	(81,486)
Total stockholders' equity	42,840	45,132
Total liabilities and stockholders' equity	$44,836	$51,820

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. (A Development Stage Company) Consolidated Statements of Operations and Comprehensive Loss (In Thousands, Except Share and Per Share Amounts) (unaudited)

	Three Months Ended March 31,		Period from December 20, 2004 (Inception) to March 31, 2014
	2014	2013
Revenue:
Royalty revenue	$45	$—	$130
Total Revenue	45	—	130
Operating expenses:
Research and development	2,466	69	57,028
General and administrative	2,733	571	26,769
Amortization of intangibles	41	—	336
Impairment of intangibles	—	—	3,070
Total operating expenses	5,240	640	87,203
Other income (expense):
Interest and other income	13	—	3,783
Interest and other expense	—	(96)	(1,424)
Change in fair value of warrant liability	—	5	71
Total other income (expense), net	13	(91)	2,430
Net loss from continuing operations	(5,182)	(731)	(84,643)
Net income (loss) from discontinued operations (including gain on disposal of $1,149)	1,117	—	(908)
Net loss	$(4,065)	$(731)	$(85,551)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.34)	$(1.15)
Net income per share from discontinued operations, basic and diluted	0.07	—
Net loss per share, basic and diluted	$(0.27)	$(1.15)
Weighted average number of shares used to compute net loss per share of common stock, basic and diluted	15,421,234	637,221

Other comprehensive loss:
Net loss	$(4,065)	$(731)	$(85,551)
Unrealized gain on investments	2	—	5
Comprehensive loss	$(4,063)	$(731)	$(85,546)

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. (A Development Stage Company) Consolidated Statements of Cash Flows (In Thousands) (unaudited)

	Three Months Ended March 31,		Period From December 20, 2004 (Inception) to March 31, 2014
	2014	2013
Operating activities
Net loss	$(4,065)	$(731)	$(85,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (income) loss from discontinued operations	(1,117)	—	908
Depreciation	10	3	416
Loss on disposal of fixed assets	—	—	15
Amortization of intangibles	41	—	336
Stock based compensation	1,375	16	2,763
Change in valuation of warrant liability	—	(5)	(72)
Impairment of intangible assets	—	—	3,070
(Amortization of discount) accretion of premium on investment securities	95	50	(208)
Debt discount, net and noncash interest expense	—	46	410
Changes in operating assets and liabilities:
Accounts receivable	47	—	92
Prepaid expenses and other assets	(57)	9	(483)
Accounts payable	(406)	(125)	(123)
Accrued liabilities	(896)	77	45
Net cash used in continuing operating activities	(4,973)	(660)	(78,382)
Net cash used in discontinued operating activities	(412)	—	(1,418)
Net cash used in operating activities	(5,385)	(660)	(79,800)
Investing activities
Purchases of property and equipment	(2)	(2)	(406)
Purchase of short-term and long-term investments	(5,371)	—	(181,531)
Sale and maturities of short-term investments	4,250	—	149,036
Cash received from merger transaction	—	—	7,464
Net cash used in continuing investing activities	(1,123)	(2)	(25,437)
Net cash provided by discontinued investing activities	1,000	—	4,000
Net cash used in investing activities	(123)	(2)	(21,437)
Financing activities
Proceeds from sale of convertible preferred stock	—	—	60,744
Proceeds from the sale of common stock, net	—	—	46,425
Proceeds from issuance of convertible notes payable, net	—	—	2,940
Proceeds from note payable	—	—	4,000
Repayments of note payable	—	—	(4,000)
Proceeds from issuance of promissory note	—	—	1,000
Proceeds from issuance of common stock	396	20	549
Net cash provided by continuing financing activities	396	20	111,658
Net increase (decrease) in cash and cash equivalents	(5,112)	(642)	10,421
Cash and cash equivalents—beginning of period	15,533	2,303	—
Cash and cash equivalents—end of period	$10,421	$1,661	$10,421

Ocera Therapeutics, Inc. (A Development Stage Company) Consolidated Statements of Cash Flows (Continued) (In Thousands) (unaudited)

	Three Months Ended March 31,		Period From December 20, 2004 (Inception) to March 31, 2014
	2014	2013
Supplemental schedule of noncash investing and financing activities
Warrants issued in connection with notes payable	$—	$—	$143
Reclassification of warrant liability to additional paid-in-capital	$—	$—	$94
Issuance of options related to consulting agreement	$—	$—	$13
Cash paid for interest	$—	$—	$861
Conversion of convertible promissory note and interest to common stock	$—	$—	$4,233
Conversion of convertible preferred stock to common stock	$—	$—	$61,743
Common stock issued in connection with merger transaction	$—	$—	$13,524

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc.
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

1. The Company
Ocera Therapeutics, Inc. (the "Company") is a clinical stage biopharmaceutical company focused on the development and commercialization of OCR-002 (ornithine phenylacetate). OCR-002 is an ammonia scavenger which has been granted Orphan Disease and Fast Track status from the US Food and Drug Administration (FDA) to treat hyperammonemia and associated hepatic encephalopathy in patients with liver cirrhosis, acute liver failure and acute liver injury.
On July 15, 2013, Terrapin Acquisition, Inc., a Delaware corporation (“Merger Sub”), a wholly owned subsidiary of Tranzyme, Inc., a Delaware corporation (“Tranzyme”), completed its merger (the “Merger”) with and into Ocera Therapeutics, Inc., a private Delaware corporation (“Private Ocera”).  Private Ocera is considered the acquiring company in the Merger for accounting purposes.  In connection with the Merger, the combined company changed its name to Ocera Therapeutics, Inc. and the name of Private Ocera was changed to Ocera Subsidiary, Inc.
As of March 31, 2014, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure, and has not realized significant revenues. Accordingly, the Company is considered to be in the development stage.
As of March 31, 2014, the Company has incurred losses since inception of $85.6 million. The Company expects to continue to incur losses and that it will require additional financial resources to advance its product candidates to either commercial stage or liquidity events.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company's business and addressable market are unproven. The Company has experienced net losses each year since its inception and, as of March 31, 2014, had a deficit accumulated during the development stage of $85.6 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its lead drug candidate OCR-002 and expands its corporate infrastructure. Based on the Company's operating plan, the Company believes its current working capital is sufficient to fund its operations through at least the next twelve months.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States of America generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.
Unaudited Interim Financial Information
The accompanying interim consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.
Use of Estimates
The preparation of financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Discontinued Operations
On September 11, 2013, the Board of Directors approved a restructuring plan related to the operations of Tranzyme Pharma Inc., its Sherbrooke, Quebec facility ("Tranzyme Pharma"), whereby the Company closed the operations of the facility effective as of November 11, 2013. On December 13, 2013, the Company entered into a Technology Transfer and License Agreement to sell the Company’s MATCH discovery platform and license the related intellectual property rights. The Company concluded that since Tranzyme Pharma's operations and the MATCH discovery platform comprised a component with distinct operations and cash flows that would be eliminated from ongoing operations, and the Company would not have significant involvement after the disposal, these components would be accounted for as discontinued operations. The results of operations of the components to be disposed of, related restructuring costs and gain on disposal of assets have been classified as net income (loss) from discontinued operations from their date of acquisition on July 15, 2013 through March 31, 2014. The assets and liabilities of Tranzyme Pharma have been classified as assets and liabilities, respectively, of discontinued operations. Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (topic 360); Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides additional requirements to classify a disposal of a component of an entity or a group of components of an entity in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. The Company intends to adopt this guidance at the beginning of our first quarter of fiscal year 2015, and does not expect the adoption of this standard will have a material impact on the Company’s financial statements.
3. Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2014, and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions:
Level 1: Quoted prices in active markets for identical assets or liabilities;
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
Assets measured at fair value on a recurring basis as of March 31, 2014 are as follows (in thousands):

	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$6,065	$6,065	$—	$—
Commercial paper	14,998	—	14,998	—
Corporate debt securities	20,209	—	20,209	—
Total assets	$41,272	$6,065	$35,207	$—

Assets measured at fair value on a recurring basis as of December 31, 2013 are as follows (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$5,774	$5,774	$—	$—
Commercial paper	15,246	—	15,246	—
Corporate debt securities	20,884	—	20,884	—
Total assets	$41,904	$5,774	$36,130	$—
4. Balance Sheet Components
Investments
The following table summarizes the Company's available for sale investments as of March 31, 2014 (in thousands).

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$12,488	$10	$—	$12,498
Corporate debt securities	1 or less	20,214	—	(5)	20,209
Total investments		$32,702	$10	$(5)	$32,707
The following table summarizes the Company's available for sale investments as of December 31, 2013 (in thousands).

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$15,232	$14	$—	$15,246
Corporate debt securities	1 or less	14,930	—	(9)	14,921
Total		30,162	14	(9)	30,167
Long-term investments:
Corporate debt securities	More than 1	1,514	—	(1)	1,513
Total		1,514	—	(1)	1,513
Total investments		$31,676	$14	$(10)	$31,680
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

Property and Equipment
Property and equipment, net were as follows (in thousands):

	Useful Life	March 31,	December 31,
	(in years)	2014	2013
Computer equipment and software	1.5 to 3 years	$42	$40
Office furniture and equipment	5 years	43	43
		85	83
Accumulated depreciation		(34)	(24)
Property and equipment, net		$51	$59
Depreciation expense was $10,000, $3,000 and $0.4 million for the three months ended March 31, 2014 and 2013, and for the period from December 20, 2004 (inception) to March 31, 2014, respectively.
Acquired intangible assets
The net book value of acquired intangible assets were as follows (in thousands):

	March 31,	December 31,
Customer Agreements:	2014	2013
Cost	$410	$410
Accumulated amortization	(116)	(75)
Intangible assets, net	$294	$335
Weighted average remaining life (in years)	1.75	2.00
The estimated future amortization expense of purchased intangible assets as of March 31, 2014 is $0.1 million and $0.2 million for the nine-months and year ended December 31, 2014 and 2015 respectively.
Accrued Liabilities
Accrued liabilities were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Accrued clinical trials	$455	$417
Accrued compensation	289	1,093
Accrued consulting	237	315
Other accrued liabilities	24	77
	$1,005	$1,902

5. Stock Based Compensation
The Company’s stock option activity and related information for the three months ended March 31, 2014 was as follows (in thousands, except share and per share data):

				Weighted-avg.
	Shares		Weighted-avg.	Remaining	Aggregate
	Available	Stock Options	Exercise Price	Contractual	Intrinsic
	for Grant	Outstanding	Per Share	Life (in Years)	Value

Balance at December 31, 2013	762,867	1,909,769	$8.77	8.58	$11,818
Stock options granted	(35,000)	35,000	$12.29
Stock options cancelled	61,802	(67,785)	$43.07
Stock options exercised	—	(223,478)	$1.77
Balance at March 31, 2014	789,669	1,653,506	$8.38	9.02	$5,578

At March 31, 2014:
Vested and expected to vest		1,498,651	$8.17	8.74	$5,131
Exercisable		218,856	$11.79	6.28	$1,504
The aggregate intrinsic value of options exercised under all option plans was $2.6 million and $11,000 for the three months ended March 31, 2014 and 2013, respectively, determined as of the date of option exercise.
The Company recognized stock based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$465	$2
General and administrative	910	14
Total	$1,375	$16
Since December 20, 2004 (inception) to March 31, 2014, the Company has incurred $2.8 million of stock based compensation expense.
As of March 31, 2014, there were unrecognized compensation costs of $14.5 million related to stock options and the Company expects to recognize those costs over a weighted average period of 3.40 years.
Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

			Period From
			December 20, 2004
	Three Months Ended March 31,		(Inception) to
	2014	2013	March 31, 2014
Risk-free interest rates	2.01%	—	0.06% - 2.02%
Expected life in years	6.08	—	0.25 - 6.25
Expected dividend yield	—	—	—
Expected volatility	102%	—	52% - 109%

6. Discontinued Operations
On September 11, 2013, the Company announced a restructuring plan related to the operations of Tranzyme Pharma. On December 13, 2013, the Company entered into a Technology Transfer and License Agreement with Genentech, Inc. ("Genentech"), and F. Hoffman-La Roche, Ltd. ("Roche") to sell certain Canadian fixed assets and materials, the MATCH technology and rights to the Genentech and Roche customer agreements and related intellectual property through licensing of patents for $4.0 million. The Company concluded that the operations of Tranzyme Pharma and related asset groups sold to Genentech and Roche would be accounted for as discontinued operations as the operations and cash flows of the discontinued component or asset group would be eliminated from ongoing operations of the Company and there would not be significant involvement in the component or asset group after the disposal transaction.
During the three months ended March 31, 2014, the Company completed its obligations under the Technology Transfer and License Agreement with Genentech and Roche and recognized a gain on disposal of assets of $1.1 million within discontinued operations. Also, during the three months ended March 31, 2014, the Company recognized a $29,000 loss from previously unrecognized cumulative foreign currency translation adjustments related to the deconsolidation of subsidiary operations of Tranzyme Pharma.
The results of Tranzyme Pharma and related asset groups are disclosed as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for the period presented (in thousands).

Three Months Ended
March 31, 2014
Proceeds recognized pursuant to Technology Transfer and License Agreement	$4,000
Less carrying value of assets sold:
Intangibles assets	(2,053)
Property and equipment	(356)
Goodwill	(442)
Net gain on disposal of assets	1,149
Other (expenses) of discontinued operations	(3)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	(29)
Net income from discontinued operations	$1,117
The assets and liabilities of Tranzyme Pharma and related asset groups are presented as held for disposal in the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013. The carrying amount of assets and liabilities are as follows (in thousands):

	March 31, 2014	December 31, 2013
Prepaid expenses and other current assets	$168	$178
Property and equipment, net	—	356
Intangible assets, net	—	2,053
Goodwill	—	442
Assets of discontinued operations	$168	$3,029

Accounts payable	$114	$106
Deposit on sale of assets	—	3,000
Accrued liabilities	—	397
Liabilities of discontinued operations	$114	$3,503
Restructuring of Tranzyme Pharma
During the three months ended March 31, 2014, the Company paid most of the remaining liabilities related to the restructuring of Tranzyme Pharma. The remaining restructuring liabilities are classified as accounts payable in discontinued operations.

The following table summarizes the Company’s restructuring activities for the three months ended March 31, 2014 in thousands:

	Post- Employment Benefits	Moving and Shipping Costs	Operating Activities	Total
Accrued Restructuring at December 31, 2013	$392	$99	$11	$502
Cash payments and other settlements	(392)	(7)	(11)	(410)
Accrued Restructuring at March 31, 2014	$—	$92	$—	$92
7. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities which include convertible preferred stock, warrants, convertible notes payable and outstanding stock options under the stock option plan have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position. All share and per share amounts for all periods presented in the following table have been adjusted retroactively to reflect the exchange for Tranzyme, shares as of the date of the Merger.
The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Numerator
Net loss from continuing operations	$(5,182)	$(731)
Net income from discontinued operations	1,117	—
Net loss	$(4,065)	$(731)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	15,421,234	637,221
Net loss per share of common stock, basic and diluted
Net loss per share from continuing operations	$(0.34)	$(1.15)
Net income per share from discontinued operations	0.07	—
Net loss per share	$(0.27)	$(1.15)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Convertible preferred stock	—	4,840,324
Convertible preferred stock warrants	—	26,332
Common stock warrants	938,882	131,462
Common stock options	1,758,820	635,330
Total	2,697,702	5,633,448

In addition to the potentially dilutive securities noted above, the Company had outstanding convertible notes payable and accrued interest that were converted into 186,217 shares of common stock upon completion of the Merger. The Company has excluded these convertible notes payable from the table above.
8. Commitments and Contingencies
From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of its business. Any of these claims could subject the Company to costly legal expenses and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, its insurance carriers may deny coverage or its policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company's consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company's reputation and business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company's consolidated results of operations or financial position.
Leases
Rent expense was $52,000, $36,000 and $1.5 million for the three months ended March 31, 2014 and 2013, and for the period from December 20, 2004 (inception) to March 31, 2014, respectively.
The following is a schedule of non-cancellable future minimum lease payments for operating leases as of March 31, 2014 (in thousands):

Years ending December 31:
2014 (Nine Months)	$169
2015	38
Thereafter	—
Total	$207
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments related to active pharmaceutical ingredients, clinical studies and research studies. As of March 31, 2014, these commitments were approximately $3.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections or earnings. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in our Annual Report on Form 10-K with the Securities and Exchange Commission (the “2013 Form 10-K”) and significant changes in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. The following discussion should be read in conjunction with the 2013 Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Clinical Activity
We are currently conducting a Phase 2b study of OCR-002. In addition, there are two externally-sponsored Phase 2a trials of OCR-002 underway. One of these trials is being conducted in Spain, to assess ammonia lowering in patients with upper gastrointestinal bleeding. The first phase of this study was conducted on an open label basis and has been completed. The investigator observed a rapid decline in ammonia in the 10 patients who received OCR-002 compared with historic controls. The second phase of the study is a double-blind placebo controlled study of 38 patients. The second trial, sponsored by National Institutes of Health, is an open label study of OCR-002 on hyperammonemia in patients with acute liver failure.
We commenced our Phase 2b study of OCR-002 in the fourth quarter of 2013 and enrolled our first patient in the study in January 2014. This is a randomized, placebo-controlled, double-blind trial evaluating the efficacy, safety and pharmacokinetics of OCR-002 in hospitalized patients with liver cirrhosis and an acute episode of HE. We plan to conduct the study in sites in the U.S. and Europe. To increase the pace of enrollment, we amended our study protocol in March 2014 to broaden the eligible patient selection criteria. In April 2014, we further amended the protocol to increase patient dosage based on our review of preliminary pharmacokinetic data from the two ongoing Phase 2a trials. This increased dosage level remains below the maximum tolerated dosage observed in our Phase 1 study. We expect to complete trial enrollment mid-2015.
Previously, we completed preclinical efficacy studies of OCR-002 in two animal models, rat with bile duct ligation as a model for chronic liver disease and pig with hepatic artery ligation as a model for acute liver failure. In the rat model,

OCR-002 significantly reduced arterial ammonia, and in the pig model, OCR-002 significantly reduced arterial ammonia, brain ammonia and intracranial pressure. We also completed Phase 1 pharmacokinetic and safety studies of OCR-002 in a parallel ascending dose study of 54 healthy volunteers and 43 stable cirrhotic patients. Through this study, we established the pharmacokinetic profile of OCR-002 and identified safety margins.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to each of our critical accounting areas. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within our Annual Report on Form 10-K for the year ended December 31, 2013. Other than those discussed below, there have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.
Discontinued Operations
The results of operations of the components to be disposed of, related restructuring costs and gain on disposal of assets have been classified as net income (loss) from discontinued operations from their acquisition on July 15, 2013 through March 31, 2014. The assets and liabilities of Tranzyme Pharma have been classified as assets and liabilities, respectively, of discontinued operations.
Results of Operations
Three Months Ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		Change
	2014	2013
Revenue:
Royalty revenue	$45	$—	$45
Total Revenue	45	—	45
Operating expenses:
Research and development	2,466	69	2,397
General and administrative	2,733	571	2,162
Amortization of intangibles	41	—	41
Total operating expenses	5,240	640	4,600
Total other income (expense), net	13	(91)	104
Net loss from continuing operations	(5,182)	(731)	(4,451)
Net income from discontinued operations	1,117	—	1,117
Net loss	$(4,065)	$(731)	$(3,334)

Unrealized gain on investments	2	—	2
Comprehensive loss	$(4,063)	$(731)	$(3,332)
Revenues
We generated $45,000 in revenue for the three months ended March 31, 2014 from royalty revenue from a licensing agreement compared to no revenue for the three months ended March 31, 2013. Prior to acquiring this license agreement in connection with our Merger, we had not generated any revenue from operations.

Costs and Expenses
Research and Development Expenses
Our research and development expenses increased by $2.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in expenses for the three months ended March 31, 2014 was due to an increase in headcount related to the Merger, an increase in stock compensation expense and expenses incurred on our Phase 2b trial.
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
General and Administrative Expenses
Our general and administrative expenses increased by $2.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in general and administrative expense was due primarily to an increase in stock compensation expense and, legal and accounting fees and other expenses associated with our corporate governance including directors and officer insurance and fees.
We expect that our general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio, and incur additional costs associated with public company support including legal fees, accounting fees and director and officers' liability insurance.
Amortization of intangibles
We recognized $41,000 for the amortization of the intangible assets for the three months ended March 31, 2014 as a result of intangible assets acquired in the Merger, compared to no amortization for the three months ended March 31, 2013.
Other Income (Expense), Net
We recognized $13,000 of investment income on our investment portfolio for the three months ended March 31, 2014 as compared to $91,000 of interest and other expense for the three months ended March 31, 2013. Interest expense primarily consists of interest accrued and amortization of debt issuance costs on convertible notes payable and the change in fair value of preferred stock warrants. The decrease in interest income (expense) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is due to the conversion of convertible notes payable to common stock as a result of the Merger. Preferred stock warrants were converted to common stock warrants as a result of the Merger eliminating the terms that caused the change in fair value of the warrants to be recorded in operating results.
Net income from discontinued operations
During the three months ended March 31, 2014, we completed our obligations under the Technology Transfer and License Agreement with Genentech, Inc. and F. Hoffman-La Roche, Ltd., and recognized a gain on disposal of assets of $1.1 million within discontinued operations. Also during the three months ended March 31, 2014, we recognized a $29,000 loss from previously unrecognized cumulative foreign currency translation adjustments related to the deconsolidation of subsidiary operations of Tranzyme Pharma.

The following table summarizes the results of discontinued operations for the quarter ended March 31, 2014 (in thousands):

Three Months Ended
March 31, 2014
Proceeds recognized pursuant to Technology Transfer and License Agreement	$4,000
Less carrying value of assets sold:
Intangibles assets	(2,053)
Property and equipment	(356)
Goodwill	(442)
Net gain on disposal of assets	1,149
Other (expenses) of discontinued operations	(3)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	(29)
Net income from discontinued operations	$1,117
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash flow from:
Continuing operating activities	$(4,973)	$(660)
Discontinued operating activities	(412)	—
Continuing investing activities	(1,123)	(2)
Discontinued investing activities	1,000	—
Continuing financing activities	396	20
Net decrease in cash and cash equivalents	$(5,112)	$(642)
Comparison of the Three Months Ended March 31, 2014 and 2013
The primary use of cash in continuing operating activities for the three months ended March 31, 2014 was the result of our net loss from continuing operations of $5.2 million plus changes in working capital of $1.3 million. These changes were partially offset by non-cash charges of $1.5 million including depreciation expense, share-based compensation expense and the amortization of intangible assets acquired in the Merger. Cash used in continuing operating activities for the three months ended March 31, 2013 was related primarily to our net loss of $0.7 million, partially offset by non-cash charges of $0.1 million including depreciation expense, share-based compensation expense and non-cash debt and investment related expenses.
Cash used in discontinued operating activities for the three months ended March 31, 2014 was due primarily to payment of accrued liabilities of discontinued operations.
Cash used in continuing investing activities for the three months ended March 31, 2014 related to purchases of short-term and long-term investments of $5.4 million, partially offset by $4.3 million of investment maturities. For the three months ended March 31, 2013, net cash used by continuing investing activities related to purchases of property and equipment.
Cash provided by discontinued operations represents cash proceeds related to the Technology Transfer and License Agreement with the Genentech and Roche Group for rights to the MATCH discovery platform.
Net cash provided by continuing financing activities for the three months ended March 31, 2014 and March 31, 2013 related to proceeds from the exercise of stock options.

Capital Resources and Funding Requirements
We will require additional funds to support future operations including our development activities associated with the IV and oral forms of OCR-002. Our future funding requirements depends on many factors, including, but not limited to the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients on a timely basis in our planned and potential future clinical trials, the time and cost necessary to respond to technological, market or governmental developments, and the cost of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.
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
Contractual Obligations
The following is a schedule of non-cancellable future minimum lease payments for operating leases at March 31, 2014 (in thousands):

Years ending December 31:
2014 (Nine Months)	$169
2015	38
Thereafter	—
Total	$207
Other Commitments
In the normal course of business, we enter into various firm purchase commitments related to active pharmaceutical ingredients, clinical studies and research studies. As of March 31, 2014, these commitments were approximately $3.8 million.
Off-Balance Sheet Arrangements
We do not currently have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Ocera has historically contracted with third-party providers to manufacture drug substance and to conduct clinical trials and perform other research and development activities in Europe. Accordingly, we are exposed to fluctuations in foreign currency exchange rates in connection with the liabilities incurred by us in these relationships. We do not currently hedge our exposures to foreign currency fluctuations.
     Market Risk
Our cash and cash equivalents and short-term investments as of March 31, 2014, consisted of cash, money market funds, commercial paper and corporate debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.
Item 4.       Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2014. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures as of March 31, 2014 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding disclosures.
Changes in Internal Control Over Financial Reporting
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
Item 1A.  Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. During the quarterly period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

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

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	May 13, 2014	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer

Date:	May 13, 2014	By:	/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Chief Financial Officer