Form 10-Q
period 2014-06-30
Ocera Therapeutics, Inc.
filed 2014-08-13
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2014, was 19,741,758.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology.
These forward-looking statements include, but are not limited to, statements about:

•	the progress, timing and amount of expenses associated with our research, development and commercialization activities;

•	the timing, design, implementation and success of our clinical trials for OCR-002;

•	our ability to obtain U.S. and foreign regulatory approval for OCR-002 and the ability of OCR-002 to meet existing or future regulatory standards;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the therapeutic benefits, effectiveness and safety of OCR-002;

•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by OCR-002;

•	our ability to manufacture sufficient amounts of OCR-002 for clinical trials and commercialization activities;

•	our intention to seek, and our ability to establish strategic collaborations or partnerships for the development or sale of OCR-002 and the effectiveness of such collaborations or partnerships;

•	our expectations as to future financial performance, expense levels and liquidity sources;

•	the timing of commercializing OCR-002;

•	our ability to compete with other companies that are or may be developing or selling products that are competitive with OCR-002;

•	anticipated trends and challenges in our potential markets;

•	our ability to attract and retain key personnel; and

•	other risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Unless the context requires otherwise, references in this Quarterly Report to “we,” “us” and “our” refer to Ocera Therapeutics, Inc. and its subsidiaries.

OCERA THERAPEUTICS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Ocera Therapeutics, Inc. Consolidated Balance Sheets (In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,507	$15,533
Short-term investments, available-for-sale	25,611	30,167
Accounts receivable	33	93
Prepaid expenses and other current assets	635	470
Assets of discontinued operations	—	3,029
Current assets	38,786	49,292
Property and equipment, net	75	59
Long-term investments	—	1,513
Other non-current assets	87	26
Intangible assets, net	253	335
Goodwill	595	595
Total assets	$39,796	$51,820
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,306	$1,282
Accrued liabilities	1,900	1,902
Liabilities of discontinued operations	95	3,503
Total current liabilities	3,301	6,687
Other liabilities	—	1
Total liabilities	3,301	6,688
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred Stock - $0.00001 par value, 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2014 and December 31, 2013.	—	—
Common stock - $0.00001 par value, 100,000,000 shares authorized, 15,541,758 and 15,300,214 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	—	—
Additional paid-in capital	129,265	126,615
Accumulated other comprehensive income	4	3
Accumulated deficit	(92,774)	(81,486)
Total stockholders' equity	36,495	45,132
Total liabilities and stockholders' equity	$39,796	$51,820

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Consolidated Statements of Operations and Comprehensive Loss (In Thousands, Except Share and Per Share Amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Royalty revenue	$33	$—	$78	$—
Total revenue	33	—	78	—
Operating expenses:
Research and development	4,826	365	7,292	434
General and administrative	2,421	1,652	5,154	2,223
Amortization of intangibles	41	—	82	—
Impairment of intangibles	—	—	0	—
Total operating expenses	7,288	2,017	12,528	2,657
Other income (expense):
Interest and other income	12	—	25	—
Interest and other expense	—	(77)	—	(173)
Change in fair value of warrant liability	—	7	—	12
Total other income (expense), net	12	(70)	25	(161)
Net loss from continuing operations	(7,243)	(2,087)	(12,425)	(2,818)
Net income from discontinued operations (including gain on disposal of $1,149 for the six months ended June 30, 2014)	20	—	1,137	—
Net loss	$(7,223)	$(2,087)	$(11,288)	$(2,818)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.46)	$(3.24)	$(0.80)	$(4.40)
Net income per share from discontinued operations, basic and diluted	—	—	0.07	—
Net loss per share, basic and diluted	$(0.46)	$(3.24)	$(0.73)	$(4.40)
Weighted average number of shares used to compute net loss per share of common stock, basic and diluted	15,539,053	643,674	15,480,469	640,465

Other comprehensive loss:
Net loss	$(7,223)	$(2,087)	$(11,288)	$(2,818)
Unrealized gain (loss) on investments	(1)	—	1	—
Comprehensive loss	$(7,224)	$(2,087)	$(11,287)	$(2,818)

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Consolidated Statements of Cash Flows (In Thousands) (unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(11,288)	$(2,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income from discontinued operations	(1,137)	—
Depreciation	20	5
Amortization of intangibles	82	—
Stock based compensation	2,252	32
Change in valuation of warrant liability	—	(12)
Accretion of premium on investment securities	212	80
Debt discount, net and noncash interest expense	—	93
Changes in operating assets and liabilities:
Accounts receivable	60	—
Prepaid expenses and other assets	(139)	(1)
Accounts payable	11	778
Accrued liabilities	(90)	252
Net cash used in continuing operating activities	(10,017)	(1,591)
Net cash used in discontinued operating activities	(407)	—
Net cash used in operating activities	(10,424)	(1,591)
Investing activities
Purchases of property and equipment	(23)	(2)
Purchase of investments	(9,187)	—
Sale and maturities of investments	15,045	—
Net cash provided by (used in) continuing investing activities	5,835	(2)
Net cash provided by discontinued investing activities	1,165	—
Net cash provided by (used in) investing activities	7,000	(2)
Financing activities
Proceeds from issuance of common stock	398	20
Net cash provided by continuing financing activities	398	20
Net decrease in cash and cash equivalents	(3,026)	(1,573)
Cash and cash equivalents—beginning of period	15,533	2,303
Cash and cash equivalents—end of period	$12,507	$730

Supplemental schedule of noncash investing and financing activities
Cashless exercise of stock options	$22	$—
Acquisition of fixed assets with accounts payable	$13	$—
Deferred offering costs in accrued expenses and accounts payable	$87	$—

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc.
Notes to Unaudited Consolidated Financial Statements

1. The Company
Ocera Therapeutics, Inc. (the "Company") is a clinical stage biopharmaceutical company focused on the development and commercialization of OCR-002 (ornithine phenylacetate). OCR-002 is an ammonia scavenger and has been granted orphan drug designation and Fast Track status from the U.S. Food and Drug Administration (FDA) for the treatment of hyperammonemia and resultant hepatic encephalopathy in patients with acute liver failure and acute or chronic liver disease.
On July 15, 2013, Terrapin Acquisition, Inc., a Delaware corporation (“Merger Sub”) and wholly owned subsidiary of Tranzyme, Inc., a Delaware corporation (“Tranzyme”), completed its merger (the “Merger”) with and into Ocera Therapeutics, Inc., a private Delaware corporation (“Private Ocera”).  Private Ocera is considered the acquiring company in the Merger for accounting purposes.  In connection with the Merger, the combined company changed its name to Ocera Therapeutics, Inc. and the name of Private Ocera was changed to Ocera Subsidiary, Inc.
As of June 30, 2014, the Company has incurred losses since inception of $92.8 million. The Company expects to continue to incur losses and that it will require additional financial resources to advance OCR-002 to either commercial stage or liquidity events.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company has a limited operating history and the sales and income potential of the Company's business and addressable market are unproven. The Company has experienced net losses each year since its inception and, as of June 30, 2014, had an accumulated deficit of $92.8 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its lead drug candidate OCR-002 and expands its corporate infrastructure. Based on the Company's operating plan, the Company believes its current working capital is sufficient to fund its operations through at least the next twelve months.
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
Discontinued Operations
On September 11, 2013, the Board of Directors approved a restructuring plan related to the operations of Tranzyme Pharma Inc. and its Sherbrooke, Quebec facility ("Tranzyme Pharma"), whereby the Company closed the operations of the facility effective as of November 11, 2013. On December 13, 2013, the Company entered into a Technology Transfer and License Agreement to sell the Company’s MATCH discovery platform and license the related intellectual property rights.

The Company concluded that since Tranzyme Pharma's operations and the MATCH discovery platform comprised a component with distinct operations and cash flows that would be eliminated from ongoing operations, and the Company would not have significant involvement after the disposal, these components would be accounted for as discontinued operations. The results of operations of the components to be disposed of, related restructuring costs and gain on disposal of assets have been classified as net income from discontinued operations from their date of acquisition on July 15, 2013 through June 30, 2014. The assets and liabilities of Tranzyme Pharma have been classified as assets and liabilities, respectively, of discontinued operations. Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (topic 360); Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides additional requirements to classify a disposal of a component of an entity or a group of components of an entity in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. The Company intends to adopt this guidance at the beginning of our first quarter of fiscal year 2015, and does not expect the adoption of this standard will have a material impact on the Company’s financial statements.
In June 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-10, Development Stage Entities (Topic 915). ASU 2014-10 removes the distinction between development stage entities and other reporting entities in U.S. GAAP and eliminates the requirement to label financial statements as those of a development stage entity and eliminates the requirement to present inception to date information in the statements of income, cash flows and shareholder equity. The guidance is applied retroactively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. The Company early adopted this guidance in the second quarter of 2014, and as a result, has removed the label “A Development Stage Company” from its financial statements and accompanying notes and eliminated the inception to date information from the Consolidated Statements of Operations and Comprehensive Loss and Consolidated Statements of Cash Flows. Other than presentation, the adoption of this standard did not have a material impact on the Company’s financial statements.
3. Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2014, and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions:
Level 1: Quoted prices in active markets for identical assets or liabilities;
Level 2: Inputs, other than level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3: Unobservable inputs that are supported by little or no market activity, which require the Company to develop its own assumptions.

Assets measured at fair value on a recurring basis as of June 30, 2014 are as follows (in thousands):

	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$9,427	$9,427	$—	$—
Commercial paper	7,499	—	7,499	—
Corporate debt securities	19,612	—	19,612	—
Total assets	$36,538	$9,427	$27,111	$—
Assets measured at fair value on a recurring basis as of December 31, 2013 are as follows (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$5,774	$5,774	$—	$—
Commercial paper	15,246	—	15,246	—
Corporate debt securities	20,884	—	20,884	—
Total assets	$41,904	$5,774	$36,130	$—
4. Balance Sheet Components
Investments
The following table summarizes the Company's available for sale investments as of June 30, 2014 (in thousands).

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$5,996	$3	$—	$5,999
Corporate debt securities	1 or less	19,611	1	—	19,612
Total investments		$25,607	$4	$—	$25,611

The following table summarizes the Company's available for sale investments as of December 31, 2013 (in thousands).

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$15,232	$14	$—	$15,246
Corporate debt securities	1 or less	14,930	—	(9)	14,921
Total		30,162	14	(9)	30,167
Long-term investments:
Corporate debt securities	More than 1	1,515	—	(2)	1,513
Total		1,515	—	(2)	1,513
Total investments		$31,677	$14	$(11)	$31,680
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
Property and Equipment
Property and equipment, net were as follows (in thousands):

	Useful Life	June 30,	December 31,
	(in years)	2014	2013
Computer equipment and software	3 years	$43	$40
Office furniture and equipment	5 years	51	43
Construction in progress	5 years	25	—
		119	83
Accumulated depreciation		(44)	(24)
Property and equipment, net		$75	$59
Total depreciation expense was $10,000 and $2,000 for the three months ended June 30, 2014 and 2013, respectively, and $20,000 and $5,000 for the six months ended June 30, 2014 and 2013, respectively.
Acquired intangible assets
The net book value of acquired intangible assets were as follows (in thousands):

	June 30,	December 31,
Customer Agreements:	2014	2013
Carrying value	$410	$410
Accumulated amortization	(157)	(75)
Intangible assets, net	$253	$335
Weighted average remaining life (in years)	1.5	2.0
Total amortization expense was $41,000 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $82,000 and $0 for the six months ended June 30, 2014 and 2013, respectively.
The estimated future amortization expense of purchased intangible assets as of June 30, 2014 is $0.1 million and $0.2 million for the six-months and year ended December 31, 2014 and 2015 respectively.

Accrued Liabilities
Accrued liabilities were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Accrued clinical trials	$1,056	$417
Accrued compensation	333	1,093
Accrued consulting	362	315
Other accrued liabilities	149	77
	$1,900	$1,902
5. Stock Based Compensation
The Company’s stock option activity and related information for the six months ended June 30, 2014 was as follows (in thousands, except share and per share data):

				Weighted-avg.
	Shares		Weighted-avg.	Remaining	Aggregate
	Available	Stock Options	Exercise Price	Contractual	Intrinsic
	for Grant	Outstanding	Per Share	Life (in Years)	Value

Balance at December 31, 2013	762,867	1,909,769	$8.77	8.58	$11,818
Stock options granted	(529,000)	529,000	$8.27
Stock options cancelled	358,302	(358,302)	$14.58
Stock options exercised	—	(243,824)	$1.72
Balance at June 30, 2014	592,169	1,836,643	$8.43	9.25	$1,192

At June 30, 2014:
Vested and expected to vest		1,765,297	$8.45	9.21	$1,183
Exercisable		204,494	$12.52	6.37	$947
The aggregate intrinsic value of options exercised under all option plans was $3.1 million and $11,000 for the six months ended June 30, 2014 and 2013, respectively, determined as of the date of option exercise.
The Company recognized stock based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$366	$2	$831	$4
General and administrative	511	14	1,421	28
Total	$877	$16	$2,252	$32
As of June 30, 2014, there were unrecognized compensation costs of $13.3 million related to stock options and the Company expects to recognize those costs over a weighted average period of 3.23 years.

Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rates	1.90% - 1.91%	—	1.90% - 1.92%	—
Expected life in years	6.08	—	6.08	—
Expected dividend yield	—	—	—	—
Expected volatility	100%	—	100%	—
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
During the three months ended June 30, 2014, the Company recognized $20,000 income due to the true-up of certain Canadian tax liabilities related to the subsidiary operations of Tranzyme Pharma. During the six months ended June 30, 2014, the Company completed its obligations under the Technology Transfer and License Agreement with Genentech and Roche and recognized a gain on disposal of assets of $1.1 million within discontinued operations. Also, during the six months ended June 30, 2014, the Company recognized a $6,000 gain from previously unrecognized cumulative foreign currency translation adjustments related to the deconsolidation of subsidiary operations of Tranzyme Pharma.
The results of Tranzyme Pharma and related asset groups are disclosed as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for the period presented (in thousands).

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Proceeds recognized pursuant to Technology Transfer and License Agreement	$—	$4,000
Less carrying value of assets sold:
Intangible assets	—	(2,053)
Property and equipment	—	(356)
Goodwill	—	(442)
Net gain on disposal of assets	—	1,149
Other income (expenses) of discontinued operations	20	(6)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	—	(6)
Net income from discontinued operations	$20	$1,137

The assets and liabilities of Tranzyme Pharma and related asset groups are presented as held for disposal in the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013. The carrying amount of assets and liabilities are as follows (in thousands):

	June 30, 2014	December 31, 2013
Prepaid expenses and other current assets	$—	$178
Property and equipment, net	—	356
Intangible assets, net	—	2,053
Goodwill	—	442
Assets of discontinued operations	$—	$3,029

Accounts payable	$95	$106
Deposit on sale of assets	—	3,000
Accrued liabilities	—	397
Liabilities of discontinued operations	$95	$3,503
Restructuring of Tranzyme Pharma
During the six months ended June 30, 2014, the Company paid most of the remaining liabilities related to the restructuring of Tranzyme Pharma. The remaining restructuring liabilities are classified as accounts payable in discontinued operations.
The following table summarizes the Company’s restructuring activities for the six months ended June 30, 2014 in thousands:

	Post- Employment Benefits	Moving and Shipping Costs	Operating Activities	Total
Accrued restructuring at December 31, 2013	$392	$99	$11	$502
Cash payments and other settlements	(392)	(4)	(11)	(407)
Accrued restructuring at June 30, 2014	$—	$95	$—	$95
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

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Net loss from continuing operations	$(7,243)	$(2,087)	$(12,425)	$(2,818)
Net income from discontinued operations	20	—	1,137	—
Net loss	$(7,223)	$(2,087)	$(11,288)	$(2,818)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	15,539,053	643,674	15,480,469	640,465
Net loss per share of common stock, basic and diluted
Net loss per share from continuing operations	$(0.46)	$(3.24)	$(0.80)	$(4.40)
Net income per share from discontinued operations	—	—	0.07	—
Net loss per share	$(0.46)	$(3.24)	$(0.73)	$(4.40)
The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Convertible preferred stock	—	4,840,324	—	4,840,324
Convertible preferred stock warrants	—	16,494	—	21,386
Common stock warrants	938,882	131,462	938,882	131,462
Common stock options	1,731,347	452,898	1,744,033	565,633
Total	2,670,229	5,441,178	2,682,915	5,558,805
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
Leases
Rent expense was approximately $52,000 and $104,000 for the three and six months ended June 30, 2014 and $38,000 and $74,000 for the three and six months ended June 30, 2013, respectively.

The following is a schedule of non-cancellable future minimum lease payments for operating leases as of June 30, 2014 (in thousands):

Years ending December 31:
2014 (Six Months)	$113
2015	38
Total	$151
9. Subsequent Events
On July 10, 2014 the Company priced an underwritten public offering of 4,200,000 shares of its common stock at an offering price of $6.00 per share. The offering raised gross proceeds to the Company of $25.2 million before deducting the underwriting discount of $1.5 million and other offering expenses. The net proceeds from the offering are expected to be used primarily to continue the Company's clinical development of OCR-002 and for working capital and other general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are a clinical stage biopharmaceutical company focused on the development and commercialization of a clinical candidate, OCR-002 (ornithine phenylacetate), for the treatment of hepatic encephalopathy, or HE. HE is a serious complication of liver failure marked by mental changes including confusion, impaired motor skills, disorientation in time and space, and, in its more severe form, stupor, coma and even death. Common causes of liver malfunction leading to HE include alcoholism, viral hepatitis and auto-immune diseases, as well as obesity, Type II diabetes, and acetaminophen overdose. OCR-002 is an ammonia scavenger and has been granted orphan drug designation and Fast Track status by the U.S. Food and Drug Administration, or FDA, for the treatment of hyperammonemia and resultant hepatic encephalopathy, or HE, in patients with acute liver failure and acute on chronic liver disease.
Our strategy is to focus clinical development activities on the intravenous form of OCR-002 to treat acute HE in hospitalized patients while continuing formulation work on the oral form of OCR-002 which would focus on acute-to-chronic care of HE patients.
OCR-002 Development
We are now conducting a randomized, placebo-controlled double blind Phase 2b clinical trial to evaluate the efficacy of intravenous administration of OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. We expect to complete trial enrollment in mid-2015. In addition, there are two investigator-sponsored Phase 2a clinical trials underway, one in Spain studying ammonia levels in a double blind trial of patients with upper gastrointestinal bleeding and the other an open label NIH-sponsored trial of the safety of OCR-002 in patients with hyperammonemia and HE due to acute liver failure or injury.
"Stop HE" Phase 2b Trial
  We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial in 140 patients to evaluate the efficacy of intravenously administered OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. We commenced this trial in the fourth quarter of 2013 and enrolled our first patient in January 2014. We plan to conduct the trial at approximately 100 sites in the United States and Europe. To increase the pace of enrollment, we amended our trial protocol in March 2014 to broaden the eligible patient selection criteria. In April 2014, we further amended the protocol to increase patient dosage to 20 grams per day based on our review of preliminary pharmacokinetic data from the two ongoing Phase 2a trials discussed below. This increased dosage level remains below the maximum tolerated dose of 40 grams per day observed in our Phase 1 trial. The primary efficacy endpoint of this trial is time to clinically meaningful improvement in HE symptoms. Secondary endpoints include severity of HE, ammonia reduction, length of hospital stay and time in the intensive care unit, among others. We expect to complete trial enrollment in mid-2015 and expect to announce the results from this study in the second half of 2015.
Investigator Sponsored Phase 2a Trials
In addition, there are two investigator-sponsored Phase 2a trials of OCR-002 underway. One of these trials is being conducted in Spain, to assess ammonia lowering in patients with upper gastrointestinal bleeding. The first phase of this trial was conducted on an open label basis and has been completed. The investigators observed a rapid decline in ammonia in the 10 patients who received OCR-002 at 10 grams per day in addition to the standard of care. The second phase of the trial is a double-blind placebo controlled study of 38 patients. The second trial, sponsored by National Institutes of Health, or NIH, is a pilot open label dose ranging study of up to 10 grams per day, assessing safety and pharmacokinetics of OCR-002 in patients with acute liver failure/injury and hyperammonemia. In the NIH trial, 13 of 14 evaluable patients have recovered and one patient died.
Phase 1 Pharmacokinetic Trial

 We completed Phase 1 pharmacokinetic and safety trials of OCR-002 in a parallel ascending dose clinical trial of 48 healthy volunteers and 43 stable cirrhotic patients. No serious adverse events, deaths or discontinuations were reported. The most common dose-related toxicities included dizziness, headache, nausea and blurred vision. Through this trial, we established the pharmacokinetic profile of OCR-002 and identified safety margins.
Pre-clinical Studies
            Preclinical studies of OCR-002 were performed in two animal models, rat with bile duct ligation as a model for chronic liver disease and pig with hepatic artery ligation as a model for acute liver failure. In the rat model, OCR-002 significantly reduced arterial ammonia, and in the pig model, OCR-002 significantly reduced arterial ammonia, brain ammonia and intracranial pressure.
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
Merger with Tranzyme, Inc.
On July 15, 2013, Terrapin Acquisition, Inc., a Delaware corporation (“Merger Sub”) and wholly owned subsidiary of Tranzyme, Inc., a Delaware corporation (“Tranzyme”), completed its merger (the “Merger”) with and into Ocera Therapeutics, Inc., a private Delaware corporation (“Private Ocera”).  Private Ocera is considered the acquiring company in the Merger for accounting purposes.  In connection with the Merger, the combined company changed its name to Ocera Therapeutics, Inc. and the name of Private Ocera was changed to Ocera Subsidiary, Inc.
Discontinued Operations
The results of operations of the components to be disposed of, related restructuring costs and gain on disposal of assets have been classified as net income (loss) from discontinued operations from their acquisition on July 15, 2013 through June 30, 2014. The assets and liabilities of Tranzyme Pharma have been classified as assets and liabilities, respectively, of discontinued operations.

Results of Operations
Three and Six Months Ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2014	2013		2014	2013
Revenue:
Royalty revenue	$33	$—	$33	$78	$—	$78
Total Revenue	33	—	33	78	—	78
Operating expenses:
Research and development	4,826	365	4,461	7,292	434	6,858
General and administrative	2,421	1,652	769	5,154	2,223	2,931
Amortization of intangibles	41	—	41	82	—	82
Total operating expenses	7,288	2,017	5,271	12,528	2,657	9,871
Total other income (expense), net	12	(70)	82	25	(161)	186
Net loss from continuing operations	(7,243)	(2,087)	(5,156)	(12,425)	(2,818)	(9,607)
Net income from discontinued operations	20	—	20	1,137	—	1,137
Net loss	(7,223)	(2,087)	(5,136)	(11,288)	(2,818)	(8,470)

Unrealized gain on investments	(1)	—	(1)	1	—	1
Comprehensive loss	$(7,224)	$(2,087)	$(5,137)	$(11,287)	$(2,818)	$(8,469)
Revenues
Revenue for the three and six months ended June 30, 2014 was $33,000 and $78,000, respectively, consisting of royalty revenue from a licensing agreement. No revenue was reported in the three and six months ended June 30, 2013 as the license agreement was acquired in connection with our Merger in July 2013.
Costs and Expenses
Research and Development Expenses
Our research and development expenses increased by $4.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was due primarily to costs associated with our clinical development of OCR-002, an increase in headcount related to the Merger and an increase in stock compensation expense.
Our research and development expenses increased by $6.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was also due primarily to costs associated with our clinical development of OCR-002, an increase in headcount related to the Merger and an increase in stock compensation expense.
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
General and Administrative Expenses
Our general and administrative expenses increased by $0.8 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was due primarily to an increase in legal and accounting fees and other expenses associated with our corporate governance including directors and officer insurance and fees, an increase in headcount and stock compensation expense. Partially offsetting these increases was a decrease in costs related to preparatory activities associated with the Merger, which was consummated in July 2013.
Our general and administrative expenses increased by $2.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was due primarily to an increase in legal and accounting fees and other expenses associated with our corporate governance including directors and officer insurance and fees, an increase in stock compensation expense, headcount and rent. Partially offsetting these increases was a decrease in costs related to preparatory activities associated with the Merger, which was consummated in July 2013.
We expect that our general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio, and incur additional costs associated with public company support including legal and accounting fees and director and officers' liability insurance.
Amortization of intangibles
For the three and six months ended June 30, 2014, we recognized $41,000 and $82,000, respectively, for amortization of intangibles. No amortization was recorded in the three and six months ended June 30, 2013 as the intangible assets were acquired in the Merger in July 2013.
Other Income (Expense), Net
For the three and six months ended June 30, 2014, we recognized $12,000 and $25,000, respectively, of other income (expense), net, which was attributable to interest income earned on our investment portfolio. For the three and six months ended June 30, 2013, we recognized $(70,000) and $(161,000), respectively, of other income (expense), net, which primarily consisted of interest accrued and amortization of debt issuance costs on convertible notes payable and change in fair value of warrant liability. No interest and other expense was recorded in the three and six months ended June 30, 2014 due to the conversion of convertible notes payable to common stock as a result of the Merger in July 2013.
Net income from discontinued operations
During the six months ended June 30, 2014, we completed our obligations under the Technology Transfer and License Agreement with Genentech, Inc. and F. Hoffman-La Roche, Ltd., and recognized a gain on disposal of assets of $1.1 million within discontinued operations. During the three months ended June 30, 2014, we recognized $20,000 income due to the true-up of certain Canadian tax liabilities related to the subsidiary operations of Tranzyme Pharma.

The following table summarizes the results of discontinued operations for the quarter ended June 30, 2014 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Proceeds recognized pursuant to Technology Transfer and License Agreement	$—	$4,000
Less carrying value of assets sold:
Intangible assets	—	(2,053)
Property and equipment	—	(356)
Goodwill	—	(442)
Net gain on disposal of assets	—	1,149
Other income (expenses) of discontinued operations	20	(6)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	—	(6)
Net income from discontinued operations	$20	$1,137
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash flow from:
Continuing operating activities	$(10,017)	$(1,591)
Discontinued operating activities	(407)	—
Continuing investing activities	5,835	(2)
Discontinued investing activities	1,165	—
Continuing financing activities	398	20
Net decrease in cash and cash equivalents	$(3,026)	$(1,573)
Comparison of the Six Months Ended June 30, 2014 and 2013
The primary use of cash in continuing operating activities for the six months ended June 30, 2014 was the result of our net loss from continuing operations of $12.4 million plus changes in working capital of $0.2 million. These changes were partially offset by non-cash charges of $2.6 million including depreciation expense, share-based compensation expense and the amortization of intangible assets acquired in the Merger. Cash used in continuing operating activities for the six months ended June 30, 2013 was related primarily to our net loss of $2.8 million, partially offset by non-cash charges of $0.2 million including depreciation expense, share-based compensation expense and non-cash debt and investment related expenses and changes in working capital of $1.0 million.
Cash used in discontinued operating activities for the six months ended June 30, 2014 was due primarily to payment of accrued liabilities of discontinued operations.
Cash provided by continuing investing activities for the six months ended June 30, 2014 related to $15.0 million of investment maturities, partially offset by purchases of short-term and long-term investments of $9.2 million. For the six months ended June 30, 2013, net cash used by continuing investing activities related to purchases of property and equipment.
Cash provided by discontinued operations represents cash proceeds related to the Technology Transfer and License Agreement with the Genentech and Roche Group for rights to the MATCH discovery platform and collection of other receivables.
Net cash provided by continuing financing activities for the six months ended June 30, 2014 and June 30, 2013 related to proceeds from the exercise of stock options.

Capital Resources and Funding Requirements
We will require additional funds to support future operations including our development activities associated with the IV and oral forms of OCR-002. Our future funding requirements depends on many factors, including, but not limited to the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients on a timely basis in our ongoing and potential future clinical trials, the time and cost necessary to respond to technological, market or governmental developments, and the cost of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.
We expect to fund expenses from our current cash and cash equivalents, possible strategic opportunities and potential additional financing transactions. We believe that our current cash and cash equivalents, including proceeds from our July 2014 public offering of common stock, will be sufficient to fund our operations for at least the next twelve months.
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
On July 10, 2014 we priced an underwritten public offering of 4,200,000 shares of our common stock at an offering price of $6.00 per share. The offering raised gross proceeds of $25.2 million before deducting the underwriting discount of $1.5 million and other offering expenses. The net proceeds from the offering are expected to be used primarily to continue our clinical development of OCR-002 and for working capital and other general corporate purposes.
Contractual Obligations
The following is a summary of our non-cancellable future minimum lease payments for operating leases at June 30, 2014 (in thousands):

Years ending December 31:
2014 (Six Months)	$113
2015	38
Total	$151
In the normal course of business, we enter into various firm purchase commitments related to active pharmaceutical ingredients, clinical studies and research studies. As of June 30, 2014, the Company has approximately $2.0 million in non-cancellable contractual obligations and commitments.
Off-Balance Sheet Arrangements
We do not currently have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We have has historically contracted with third-party providers to manufacture drug substance and to conduct clinical trials and perform other research and development activities in Europe. Accordingly, we are exposed to fluctuations in foreign currency exchange rates in connection with the liabilities incurred by us in these relationships. We do not currently hedge our exposures to foreign currency fluctuations.
     Market Risk
Our cash and cash equivalents and short-term investments as of June 30, 2014, consisted of cash, money market funds, commercial paper and corporate debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.
Item 4.       Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
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

10.1
Agreement of Employment dated April 30, 2014 by and between the Company and Gaurav Aggarwal (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2014).

10.2*	Consulting Agreement dated as of June 2, 2014 by and between the Company and Danforth Advisors.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Definitions Linkbase Document
*Filed herewith
**Furnished herewith
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.
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

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	August 13, 2014	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer

Date:	August 13, 2014	By:	/s/ Sharon Tetlow
Sharon Tetlow
Acting Chief Financial Officer and Treasurer