Form 10-Q
period 2014-09-30
Ocera Therapeutics, Inc.
filed 2014-11-13
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2014, was 19,741,758.

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

OCERA THERAPEUTICS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Ocera Therapeutics, Inc. Consolidated Balance Sheets (In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,327	$15,533
Short-term investments, available-for-sale	46,911	30,167
Accounts receivable	32	93
Prepaid expenses and other current assets	1,123	470
Assets of discontinued operations	—	3,029
Current assets	56,393	49,292
Property and equipment, net	69	59
Long-term investments	392	1,513
Other non-current assets	26	26
Intangible assets, net	212	335
Goodwill	595	595
Total assets	$57,687	$51,820
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,056	$1,282
Accrued liabilities	1,914	1,902
Liabilities of discontinued operations	—	3,503
Total current liabilities	2,970	6,687
Other liabilities	2	1
Total liabilities	2,972	6,688
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock - $0.00001 par value, 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2014 and December 31, 2013.	—	—
Common stock - $0.00001 par value, 100,000,000 shares authorized, 19,741,758 and 15,300,214 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	—	—
Additional paid-in capital	154,098	126,615
Accumulated other comprehensive income (loss)	(6)	3
Accumulated deficit	(99,377)	(81,486)
Total stockholders' equity	54,715	45,132
Total liabilities and stockholders' equity	$57,687	$51,820

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Consolidated Statements of Operations and Comprehensive Loss (In Thousands, Except Share and Per Share Amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Licensing revenue	$200	$—	$200	$—
Royalty revenue	33	33	111	33
Total revenue	233	33	311	33
Operating expenses:
Research and development	4,189	1,351	11,481	1,785
General and administrative	2,682	2,990	7,836	5,213
Amortization of intangibles	41	172	123	172
Impairment of intangibles	—	1,576	—	1,576
Total operating expenses	6,912	6,089	19,440	8,746
Other income (expense):
Interest and other income	18	1	43	1
Interest and other expense	—	(13)	—	(186)
Change in fair value of warrant liability	—	3	—	15
Total other income (expense), net	18	(9)	43	(170)
Net loss from continuing operations	(6,661)	(6,065)	(19,086)	(8,883)
Net income (loss) from discontinued operations (including gain on disposal of $- and $1,149 for the three and nine months ended September 30, 2014)	58	(1,337)	1,195	(1,337)
Net loss	$(6,603)	$(7,402)	$(17,891)	$(10,220)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.34)	$(0.63)	$(1.14)	$(2.41)
Net income (loss) per share from discontinued operations, basic and diluted	—	(0.14)	0.07	(0.36)
Net loss per share, basic and diluted	$(0.34)	$(0.77)	$(1.07)	$(2.77)
Weighted average number of shares used to compute net loss per share of common stock, basic and diluted	19,330,888	9,669,320	16,778,047	3,683,156

Other comprehensive loss:
Net loss	$(6,603)	$(7,402)	$(17,891)	$(10,220)
Unrealized loss on investments	(10)	—	(9)	—
Comprehensive loss	$(6,613)	$(7,402)	$(17,900)	$(10,220)

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Consolidated Statements of Cash Flows (In Thousands) (unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(17,891)	$(10,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income (loss) from discontinued operations	(1,195)	1,337
Depreciation	28	15
Amortization of intangibles	123	172
Stock based compensation	3,701	234
Change in valuation of warrant liability	—	(15)
Impairment of intangible assets	—	1,576
Accretion of premium on investment securities	409	—
Debt discount, net and noncash interest expense	—	92
Changes in operating assets and liabilities:
Accounts receivable	61	72
Prepaid expenses and other assets	(653)	(316)
Accounts payable	(239)	(534)
Accrued liabilities	(29)	—
Net cash used in continuing operating activities	(15,685)	(7,587)
Net cash used in discontinued operating activities	(444)	(479)
Net cash used in operating activities	(16,129)	(8,066)
Investing activities
Purchases of property and equipment	(38)	(6)
Purchase of investments	(35,586)	—
Sale and maturities of investments	19,545	—
Cash received from merger transaction	—	7,464
Net cash provided by (used in) continuing investing activities	(16,079)	7,458
Net cash provided by discontinued investing activities	1,165	—
Net cash provided by (used in) investing activities	(14,914)	7,458
Financing activities
Proceeds from the sale of common stock, net of underwriting discounts and commissions and offering expenses	23,439	19,973
Proceeds from exercise of common stock options	398	23
Net cash provided by continuing financing activities	23,837	19,996
Net (decrease) increase in cash and cash equivalents	(7,206)	19,388
Cash and cash equivalents—beginning of period	15,533	2,303
Cash and cash equivalents—end of period	$8,327	$21,691

Supplemental schedule of noncash investing and financing activities
Cashless exercise of stock options	$22	$—
Unrealized loss on investments	$9	$—
Deferred offering costs in accrued expenses and accounts payable	$55	$—
Reclassification of warrant liability to additional paid-in-capital	$—	$1
Conversion of promissory note and interest to common stock	$—	$3,187
Conversion of preferred stock to common stock	$—	$61,743
Common stock issued in connection with merger transaction	$—	$13,524

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
On July 10, 2014 the Company completed an underwritten public offering of its common stock in which 4,200,000 shares of common stock were sold by the Company. The aggregate gross proceeds from the offering were $25.2 million. After deducting underwriters' discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $23.4 million. The Company expects to use the net proceeds from the offering to continue its clinical development of OCR-002 and for working capital and other general corporate purposes.
The Company has incurred net losses since its inception and, as of September 30, 2014, had an accumulated deficit of $99.4 million and had cash, cash equivalents and investments of $55.6 million.
The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.
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
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States of America generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013. Certain prior year amounts have been reclassified to conform with current year presentation.
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

Discontinued Operations
On September 11, 2013, the Board of Directors approved a restructuring plan related to the operations of Tranzyme Pharma Inc. and its Sherbrooke, Quebec facility ("Tranzyme Pharma"), whereby the Company closed the operations of the facility effective as of November 11, 2013. On December 13, 2013, the Company entered into a Technology Transfer and License Agreement to sell the Company’s MATCH discovery platform and license the related intellectual property rights. The Company concluded that since Tranzyme Pharma's operations and the MATCH discovery platform comprised a component with distinct operations and cash flows that would be eliminated from ongoing operations, and the Company would not have significant involvement after the disposal, these components would be accounted for as discontinued operations. The results of operations of the components to be disposed of, related restructuring costs and gain on disposal of assets have been classified as net income (loss) from discontinued operations from their date of acquisition on July 15, 2013 through September 30, 2014. The assets and liabilities of Tranzyme Pharma have been classified as assets and liabilities, respectively, of discontinued operations. Discontinued operations are retroactively applied to all prior periods presented, and the financial statements presented for 2013 are reclassified to recognize the effects of discontinued operations. Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.
Revenue Recognition

The Company recognizes revenue from the delivery of collaborative research services, license agreements for the development and commercialization of products and from royalties. During 2013, collaboration research revenue is disclosed as discontinued operations in the Company’s Consolidated Statements of Operation and Comprehensive Loss for all periods presented. For each source of revenue, the Company applies revenue recognition criteria in the following manner:
Multiple element arrangements such as collaboration agreements which may include an upfront license and ongoing services are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a "best estimate of selling price" if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and the Company will recognize the consideration received under the arrangement as revenue on a straight-line basis over the estimated period of performance.
License fees from license agreements are recognized when the amounts are earned and determinable during the applicable period. The Company recognizes up-front nonrefundable license fees when due under contractual agreements and when the Company does not have a continuing obligation to provide services related to the agreement. Revenue associated with nonrefundable up-front license fees under arrangements where the license fees and research and development activities cannot be accounted for as separate units of accounting is deferred and recognized as revenue on a straight-line basis over the expected term of our continued involvement in the research and development process.
 The Company recognizes royalty payments as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on estimated sales information from the Company's customers.
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
On May 28, 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
In August 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting this standard will be material on the Company's financial statements.
3. Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2014, and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions:
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
Assets measured at fair value on a recurring basis as of September 30, 2014 are as follows (in thousands):

	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$7,445	$7,445	$—	$—
Commercial paper	5,250	—	5,250	—
Corporate debt securities	42,053	—	42,053	—
Total assets	$54,748	$7,445	$47,303	$—

Assets measured at fair value on a recurring basis as of December 31, 2013 are as follows (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$5,774	$5,774	$—	$—
Commercial paper	15,246	—	15,246	—
Corporate debt securities	20,884	—	20,884	—
Total assets	$41,904	$5,774	$36,130	$—
4. Balance Sheet Components
Investments
The following table summarizes the Company's available for sale investments as of September 30, 2014 (in thousands).

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	5,246	4	—	5,250
Corporate debt securities	1 or less	41,671	—	(10)	41,661
Total		46,917	4	(10)	46,911
Long-term investments:
Corporate debt securities	More than 1	392	—	—	392
Total		392	—	—	392
Total investments		$47,309	$4	$(10)	$47,303
The following table summarizes the Company's available for sale investments as of December 31, 2013 (in thousands).

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$15,232	$14	$—	$15,246
Corporate debt securities	1 or less	14,930	—	(9)	14,921
Total		30,162	14	(9)	30,167
Long-term investments:
Corporate debt securities	More than 1	1,515	—	(2)	1,513
Total		1,515	—	(2)	1,513
Total investments		$31,677	$14	$(11)	$31,680
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

Property and Equipment
Property and equipment, net were as follows (in thousands):

	Useful Life	September 30,	December 31,
	(in years)	2014	2013
Computer equipment and software	3 years	$53	$40
Office furniture and equipment	5 years	68	43
		121	83
Accumulated depreciation		(52)	(24)
Property and equipment, net		$69	$59
Total depreciation expense was $8,000 and $11,000 for the three months ended September 30, 2014 and 2013, respectively, $28,000 and $15,000 for the nine months ended September 30, 2014 and 2013, respectively.
Acquired intangible assets
The net book value of acquired intangible assets were as follows (in thousands):

	September 30,	December 31,
Customer Agreements:	2014	2013
Carrying value	$410	$410
Accumulated amortization	(198)	(75)
Intangible assets, net	$212	$335
Weighted average remaining life (in years)	1.3	2.0
On July 15, 2013, the Company capitalized approximately $5.9 million of intangible assets acquired in the Merger. $2.2 million of these intangible assets acquired were reclassified to discontinued operations and assets held for sale. The Company recognized $172,000 as amortization expense on the intangible assets for both three months and nine months ended September 30, 2013. Total amortization expense was $41,000 for the three months ended September 30, 2014 and $123,000 for the nine months ended September 30, 2014.
As of September 30, 2014 expected amortization expense related to our purchased intangible assets is approximately $41,000 over the remainder of 2014 and $171,000 during 2015.
Subsequent to the Merger with Tranzyme, during the third quarter 2013 review of the collaboration agreement with Bristol-Meyers Squibb Company ("BMS"), the Company determined that BMS would terminate its efforts on the development of one of two macrocyclic compounds under development pursuant to an on-going collaboration agreement. As a result, the Company recognized an impairment loss of 50% of the intangible asset value associated with the agreement The Company expensed $1.6 million as a result of this impairment during the three months ended September 30, 2013. No impairment charges were recorded in the three and nine months ended September 30, 2014.

At December 31, 2013 the Company impaired 100% of the intangible asset associated with the agreement as a result of notification from BMS that all development efforts for all macrocyclic compounds would be terminated.

Accrued Liabilities
Accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Accrued clinical trials	$1,050	$417
Accrued compensation	449	1,093
Accrued consulting	379	315
Other accrued liabilities	36	77
Total Accrued Liabilities	$1,914	$1,902
5. Stockholders' Equity
On July 10, 2014 the Company completed an underwritten public offering of its common stock in which 4,200,000 shares of common stock were sold by the Company. The aggregate gross proceeds from the offering were $25.2 million. After deducting underwriters' discounts and commissions and offering expense, the aggregate net proceeds received by the Company totaled approximately $23.4 million. The Company expects to use the net proceeds from the offering to continue its clinical development of OCR-002 and for working capital and other general corporate purposes.
Stock Based Compensation
The Company’s stock option activity and related information for the nine months ended September 30, 2014 was as follows (in thousands, except share and per share data):

				Weighted-avg.
	Shares		Weighted-avg.	Remaining	Aggregate
	Available	Stock Options	Exercise Price	Contractual	Intrinsic
	for Grant	Outstanding	Per Share	Life (in Years)	Value

Balance at December 31, 2013	762,867	1,909,769	$8.77	8.58	$11,818
Stock options granted	(894,000)	894,000	$7.44
Stock options cancelled	364,551	(364,551)	$15.05
Stock options exercised	—	(243,824)	$1.72
Balance at September 30, 2014	233,418	2,195,394	$7.97	9.16	$547

At September 30, 2014:
Vested and expected to vest		2,114,917	$7.98	9.14	$547
Exercisable		484,723	$9.16	7.95	$547
The aggregate intrinsic value of options exercised under all option plans was $2.7 million and $44,000 for the nine months ended September 30, 2014 and 2013, respectively, determined as of the date of option exercise.
The Company recognized stock based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$528	$2	$1,359	$6
General and administrative	921	200	2,342	228
Total	$1,449	$202	$3,701	$234
As of September 30, 2014, there were unrecognized compensation costs of $13.4 million related to stock options and the Company expects to recognize those costs over a weighted average period of 3.10 years.

Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rates	1.85% - 2.00%	—	1.85% - 2.01%	—
Expected life in years	6.08	—	6.08	—
Expected dividend yield	—	—	—	—
Expected volatility	97%	—	97% - 102%	—
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
During the nine months ended September 30, 2014, the Company completed its obligations under the Technology Transfer and License Agreement with Genentech and Roche and recognized a gain on disposal of assets of $1.1 million within discontinued operations.
The results of Tranzyme Pharma and related asset groups are disclosed as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for the period presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$167	$—	$167
Expenses:
Research and development	—	(503)	—	(503)
General and administrative	—	(168)	—	(168)
Amortization of intangible assets	—	(93)	—	(93)
Restructuring charges	—	(742)	—	(742)
Gain on disposal of assets	—	—	1,149	—
Settlement of certain restructuring charges	68	—	68	—
Other income (loss) from discontinued operations	—	2	(6)	2
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	(10)	—	(16)	—
Net income (loss) from discontinued operations	$58	$(1,337)	$1,195	$(1,337)

The assets and liabilities of Tranzyme Pharma and related asset groups are presented as held for disposal in the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013. The carrying amount of assets and liabilities are as follows (in thousands):

	September 30, 2014	December 31, 2013
Prepaid expenses and other current assets	$—	$178
Property and equipment, net	—	356
Intangible assets, net	—	2,053
Goodwill	—	442
Assets of discontinued operations	$—	$3,029

Accounts payable	$—	$106
Deposit on sale of assets	—	3,000
Accrued liabilities	—	397
Liabilities of discontinued operations	$—	$3,503
Restructuring of Tranzyme Pharma
Restructuring charges of $742,000 were recorded during the three months ended September 30, 2013. During the nine months ended September 30, 2014, the Company paid and settled all of the remaining liabilities related to the restructuring of Tranzyme Pharma.
The following table summarizes the Company’s restructuring activities during the periods ended September 30, 2014 (in thousands):

	Post- Employment Benefits	Moving and Shipping Costs	Operating Activities	Total
Restructuring charges during three months ended September 30, 2013	$708	$—	$34	$742
Restructuring charges during three months ended December 31, 2013	(8)	114	11	117
Cash payments and other settlements	(308)	(15)	(34)	(357)
Accrued restructuring at December 31, 2013	392	99	11	502
Cash payments and other settlements	(392)	(31)	(11)	(434)
Settlement of certain restructuring charges	—	(68)	—	(68)
Accrued restructuring at September 30, 2014	$—	$—	$—	$—
7. License Agreements and Acquired Commercialization Rights
Lyric Pharmaceuticals, Inc.
In September 2014, the Company entered into an Asset License and Purchase Agreement for the Sale and License of ulimorelin ("TZP-101"), the former lead compound of Tranzyme Inc., to Lyric Pharmaceuticals, Inc. (“Lyric”). Per the terms of the agreement, the Company received an up-front nonrefundable payment of $200,000 for the transfer of intellectual property and materials associated with TZP-101 and the licensing of associated patents with no further ongoing obligations to be performed by the Company. In addition, Lyric is solely responsible for the preclinical and clinical development of all products arising from the further development of TZP-101.

If successful, the Company could receive future consideration as a percentage of the proceeds received by Lyric upon its sale or license to a third party, and under certain conditions, clinical and regulatory milestones totaling up to $25.0 million plus royalty payments from potential product sales generated by TZP-101.

8. Net Loss Per Share
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
The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Net loss from continuing operations	$(6,661)	$(6,065)	$(19,086)	$(8,883)
Net income (loss) from discontinued operations	58	(1,337)	1,195	(1,337)
Net loss	$(6,603)	$(7,402)	$(17,891)	$(10,220)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	19,330,888	9,669,320	16,778,047	3,683,156
Net loss per share of common stock, basic and diluted
Net loss per share from continuing operations	$(0.34)	$(0.63)	$(1.14)	$(2.41)
Net income (loss) per share from discontinued operations	—	(0.14)	0.07	(0.36)
Net loss per share	$(0.34)	$(0.77)	$(1.07)	$(2.77)
The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Convertible preferred stock	—	736,570	—	3,472,405
Convertible preferred stock warrants	—	2,003	—	14,902
Common stock warrants	938,882	158,939	938,882	140,722
Common stock options	1,985,217	633,163	1,827,527	573,789
Total	2,924,099	1,530,675	2,766,409	4,201,818
In addition to the potentially dilutive securities noted above, the Company had outstanding convertible notes payable and accrued interest that were converted into 186,217 shares of common stock upon completion of the Merger. The Company has excluded these convertible notes payable from the table above.
9. Commitments and Contingencies
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
Leases
In August 2014, the Company amended the term of the lease for its North Carolina facility by extending term of the lease through January 2016. Rent expense was approximately $53,000 and $156,000 for the three and nine months ended September 30, 2014 and $79,000 and $153,000 for the three and nine months ended September 30, 2013, respectively.
The following is a schedule of non-cancellable future minimum lease payments for operating leases as of September 30, 2014 (in thousands):

Years ending December 31:
2014 (Remaining Three Months)	$56
2015	191
2016	14
Total	$261
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
OCR-002 Development
We are conducting a randomized, placebo-controlled double blind Phase 2b clinical trial to evaluate the efficacy of intravenous administration of OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. We expect to complete trial enrollment in mid-2015. We also expect that an interim analysis to evaluate futility and sample size will be conducted in the first quarter of 2015. In addition, there are two investigator-sponsored Phase 2a clinical trials underway, one in Spain studying ammonia levels in a double blind trial of patients with upper gastrointestinal bleeding, which is fully enrolled, and the other an open label NIH-sponsored trial of the safety of OCR-002 in patients with hyperammonemia and HE due to acute liver failure or injury, which is still enrolling.

"Stop HE" Phase 2b Trial
  We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial in 140 patients to evaluate the efficacy of intravenously administered OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. We commenced this trial in the fourth quarter of 2013 and enrolled our first patient in January 2014. We plan to conduct the trial at approximately 100 sites in the United States and Europe. To increase the pace of enrollment, we amended our trial protocol in March 2014 to broaden the eligible patient selection criteria. In April 2014, we further amended the protocol to increase patient dosage to 20 grams per day based on our review of preliminary pharmacokinetic data from the two ongoing Phase 2a trials discussed below. This increased dosage level remains below the maximum tolerated dose of 40 grams per day observed in our Phase 1 trial. The primary efficacy endpoint of this trial is time to clinically meaningful improvement in HE symptoms. Secondary endpoints include severity of HE, ammonia reduction, length of hospital stay and time in the intensive care unit, among others. We expect to complete trial enrollment in mid-2015. This expectation is based on a projection of enrollment in Europe that is comparable to what has been experienced in the United States to date. We expect to announce the results from this study in the second half of 2015.
Investigator Sponsored Phase 2a Trials
In addition, there are two investigator-sponsored Phase 2a trials of OCR-002 underway. One of these trials is being conducted in Spain, to assess ammonia lowering in patients with upper gastrointestinal bleeding. The first phase of this trial was conducted on an open label basis and has been completed. The investigators observed a rapid decline in ammonia in the 10 patients who received OCR-002 at 10 grams per day in addition to the standard of care. The second phase of the trial is a double-blind placebo controlled study of 38 patients, all of which have now been enrolled. The second trial, which is currently enrolling, sponsored by National Institutes of Health, or NIH, is a pilot open label dose ranging study of up to 10 grams per day, assessing safety and pharmacokinetics of OCR-002 in patients with acute liver failure/injury and hyperammonemia.
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
Discontinued Operations

The results of operations of the components to be disposed of, related restructuring costs and gain on disposal of assets have been classified as net income (loss) from discontinued operations from their acquisition on July 15, 2013 through September 30, 2014. The assets and liabilities of Tranzyme Pharma have been classified as assets and liabilities, respectively, of discontinued operations.

Revenue Recognition

We recognized revenues from the delivery of collaborative research services, license agreements for the development and commercialization of products and from royalties. During 2013, collaboration research revenue is disclosed as discontinued operations in our Consolidated Statements of Operation and Comprehensive Loss for all periods presented. For each source of revenue, we apply revenue recognition criteria in the following manner:
Multiple element arrangements such as collaboration agreements which may include an upfront license and ongoing services are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a "best estimate of selling price" if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and we will recognize the consideration received under the arrangement as revenue on a straight-line basis over the estimated period of performance.
License fees from our license agreements are recognized when the amounts are earned and determinable during the applicable period. We recognize up-front nonrefundable license fees when due under contractual agreements and when we do not have a continuing obligation to provide services related to the agreement. Revenue associated with nonrefundable up-front license fees under arrangements where the license fees and research and development activities cannot be accounted for as separate units of accounting is deferred and recognized as revenue on a straight-line basis over the expected term of our continued involvement in the research and development process.
 We recognize royalty as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on estimated sales information from the customers

Results of Operations
Three and Nine Months Ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2014	2013		2014	2013
Revenue:
Licensing revenue	$200	$—	$200	$200	$—	$200
Royalty revenue	33	33	—	111	33	78
Total Revenue	233	33	200	311	33	278
Operating expenses:
Research and development	4,189	1,351	2,838	11,481	1,785	9,696
General and administrative	2,682	2,990	(308)	7,836	5,213	2,623
Amortization of intangibles	41	172	(131)	123	172	(49)
Impairment of intangibles	—	1,576	(1,576)	—	1,576	(1,576)
Total operating expenses	6,912	6,089	823	19,440	8,746	10,694
Total other income (expense), net	18	(9)	27	43	(170)	213
Net loss from continuing operations	(6,661)	(6,065)	(596)	(19,086)	(8,883)	(10,203)
Net income (loss) from discontinued operations	58	(1,337)	1,395	1,195	(1,337)	2,532
Net loss	(6,603)	(7,402)	799	(17,891)	(10,220)	(7,671)

Unrealized loss on investments	(10)	—	(10)	(9)	—	(9)
Comprehensive loss	$(6,613)	$(7,402)	$789	$(17,900)	$(10,220)	$(7,680)
Revenues
Licensing revenue for each of the three and nine months ended September 30, 2014 was $200,000, consisting of an up-front nonrefundable payment for the transfer of intellectual property and materials associated with TZP-101 to Lyric Pharmaceuticals, Inc.
Royalty revenue from a licensing agreement for the three and nine months ended September 30, 2014 was $33,000 and $111,000 respectively. Royalty revenue of $33,000 was reported during each of the three and nine months ended September 30, 2013 attributable to a license agreement, which was acquired in connection with the Merger in July 2013.
Costs and Expenses
Research and Development Expenses
Our research and development expenses increased by $2.8 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was due primarily to costs associated with our clinical development of OCR-002, an increase in headcount related to the Merger and an increase in stock compensation expense.
Our research and development expenses increased by $9.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was also due primarily to costs associated with our clinical development of OCR-002 and an increase in stock compensation expense.
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
General and Administrative Expenses
Our general and administrative expenses decreased by $0.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease was due primarily to a decrease in costs related to employee severance, professional fees including legal and accounting expenses partially offset by an increase in stock compensation expense.
Our general and administrative expenses increased by $2.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was due primarily to an increase in stock compensation expense, professional fees including legal and accounting expenses and other expenses associated with our corporate governance including directors and officer insurance and rent. These increases were partially offset by a decrease in costs related to expenses incurred in connection with the Merger, including employee severance costs.
We expect that our general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio and potentially expand our infrastructure.
Amortization of intangibles
For the three and nine months ended September 30, 2014, we recognized $41,000 and $123,000, respectively, for amortization of intangibles. For both the three and nine month periods ended September 30, 2013, we recorded $172,000 of amortization of intangibles.
Impairment of Intangibles
Subsequent to the Merger with Tranzyme, during the third quarter 2013 review of the collaboration agreement with BMS, we determined that BMS would terminate its efforts on the development of certain macrocyclic compounds under development pursuant to the on-going collaboration agreement. As a result, we recognized an impairment loss of $1.6 million during the three months ended September 30, 2013. No impairment charges were recorded in the three and nine months ended September 30, 2014.
Other Income (Expense), Net
For the three and nine months ended September 30, 2014, we recognized $18,000 and $43,000, respectively, of other income (expense), net, which was attributable to interest income earned on our investment portfolio. For the three and nine months ended September 30, 2013, we recognized $(9,000) and $(170,000), respectively, of other income (expense), net, which primarily consisted of interest accrued and amortization of debt issuance costs on convertible notes payable and change in fair value of warrant liability. No interest and other expense was recorded in the three and nine months ended September 30, 2014 due to the conversion of convertible notes payable to common stock as a result of the Merger in July 2013.
Net income (loss) from discontinued operations
During the nine months ended September 30, 2014, we completed our obligations under the Technology Transfer and License Agreement with Genentech, Inc. and F. Hoffman-La Roche, Ltd., and recognized a gain on disposal of assets of $1.1 million within discontinued operations. During the three months ended September 30, 2014, we recognized a gain of $68,000 within discontinued operations attributed to the settlement of certain restructuring charges related to the subsidiary operations of Tranzyme Pharma.

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2014 and September 30, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$167	$—	$167
Expenses:
Research and development	—	(503)	—	(503)
General and administrative	—	(168)	—	(168)
Amortization of intangible assets	—	(93)	—	(93)
Restructuring charges	—	(742)	—	(742)
Gain on disposal of assets	—	—	(1,149)	—
Other income (loss) from discontinued operations	(68)	(2)	(62)	(2)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	10	—	16	—
Net income (loss) from discontinued operations	$(58)	$(1,337)	$(1,195)	$(1,337)

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash flow from:
Continuing operating activities	$(15,685)	$(7,587)
Discontinued operating activities	(444)	(479)
Continuing investing activities	(16,079)	7,458
Discontinued investing activities	1,165	—
Continuing financing activities	23,837	19,996
Net decrease in cash and cash equivalents	$(7,206)	$19,388
Comparison of the Nine Months Ended September 30, 2014 and 2013
The primary use of cash in continuing operating activities for the nine months ended September 30, 2014 was the result of our net loss from continuing operations of $19.1 million plus changes in working capital of $0.9 million. These changes were partially offset by non-cash charges of $4.3 million including depreciation expense, share-based compensation expense, accretion of premium on investment securities and amortization of intangible assets acquired in the Merger. Cash used in continuing operating activities for the nine months ended September 30, 2013 was related primarily to our net loss from continuing operations of $8.9 million plus changes in working capital of $0.8 million. These changes were partially offset by non-cash charges of $2.1 million including depreciation expense, share-based compensation expense and non-cash debt and investment related expenses.
    Cash used in discontinued operating activities for the nine months ended September 30, 2014 was due primarily to payment of accrued liabilities of discontinued operations.
Cash used by continuing investing activities for the nine months ended September 30, 2014 related to purchases of commercial paper and corporate debt securities totaling $35.6 million, partially offset by maturities of such investments of $19.5 million. For the nine months ended September 30, 2013, net cash provided by continuing investing activities related to the $7.5 million of cash received in connection with the Merger.

Cash provided by discontinued investing activities represents cash proceeds related to the Technology Transfer and License Agreement with the Genentech and Roche Group for rights to the MATCH discovery platform and collection of other receivables.
Net cash provided by continuing financing activities for the nine months ended September 30, 2014 related to net proceeds of $23.4 million generated from our public offering completed on July 10, 2014, as well as proceeds from the exercise of stock options of $0.4 million. For the nine months ended September 30, 2013, net cash provided by financing activities related primarily to proceeds of $20.0 million generated from the sale of common stock in connection with the Merger.
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
On July 10, 2014 we completed an underwritten public offering of our common stock in which 4,200,000 shares of common stock were sold. The aggregate gross proceeds from the offering were $25.2 million. After deducting underwriters' discounts and commissions and offering expenses, the aggregate net proceeds received totaled approximately $23.4 million. We expect to use the net proceeds from the offering to continue our clinical development of OCR-002 and for working capital and other general corporate purposes.
Contractual Obligations
In August 2014, we amended the term of the lease for our North Carolina facility and extended its term through January 2016. The following is a summary of our non-cancellable future minimum lease payments for operating leases at September 30, 2014 (in thousands):

Years ending December 31:
2014 (Remaining Three Months)	$56
2015	191
2016	14
Total	$261

In the normal course of business, we enter into various firm purchase commitments related to active pharmaceutical ingredients, clinical studies and research studies. As of September 30, 2014, we have approximately $5.6 million in non-cancellable contractual obligations and commitments.
Off-Balance Sheet Arrangements
We do not currently have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We have historically contracted with third-party providers to manufacture drug substance and to conduct clinical trials and perform other research and development activities in Europe. Accordingly, we are exposed to fluctuations in foreign currency exchange rates in connection with the liabilities incurred by us in these relationships. We do not currently hedge our exposures to foreign currency fluctuations.
     Market Risk
Our cash and cash equivalents and investments as of September 30, 2014, consisted of cash, money market funds, commercial paper and corporate debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the relative short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.
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
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6.    Exhibits
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

10.1*	First Amendment to the Lease Agreement dated August 29, 2014 by and between James Campbell, LLC and Ocera Therapeutics, Inc.

10.2
Employment Agreement dated August 5, 2014 by and between Ocera Therapeutics, Inc. and Rajiv Patni, M.D. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2014).

10.3
Employment Agreement dated June 17, 2014 by and between Ocera Therapeutics, Inc. and Michael Byrnes (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2014).

10.4
Ocera Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2014).

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
*Filed herewith
**Furnished herewith
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	November 13, 2014	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer

Date:	November 13, 2014	By:	/s/ Sharon Tetlow
Sharon Tetlow
Acting Chief Financial Officer