Form 10-K
period 2014-12-31
Ocera Therapeutics, Inc.
filed 2015-03-13
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
650-475-0158
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2014 was approximately $77.05 million. As of February 27, 2015, there were outstanding 19,747,362 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part III of the Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the registrant's 2014 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2014.

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

Part I.
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company focused on acute and chronic orphan liver diseases. Our initial focus is on the development and commercialization of a clinical candidate, OCR-002, for the treatment of hepatic encephalopathy, or HE. HE is a serious complication of liver cirrhosis, or liver failure, marked by mental changes including confusion, impaired motor skills, disorientation in time and space, and, in its more severe form, stupor, coma and even death. Although the exact cause of HE is not completely understood, there is growing evidence that elevated ammonia is a primary driver of HE, and that lowering ammonia may be beneficial to patients suffering from HE. Common causes of liver malfunction leading to elevated ammonia levels and HE include alcoholism, viral hepatitis and auto-immune diseases, nonalcoholic steatohepatitis, or NASH, as well as obesity, Type II diabetes, and acetaminophen overdose.
OCR-002 is a novel molecule, ornithine phenylacetate, which functions as an ammonia scavenger. In pre-clinical studies, OCR-002 significantly reduced arterial ammonia in an animal model of chronic liver disease and significantly reduced arterial ammonia, brain ammonia and intracranial pressure in a second animal model of acute liver failure. In 2012, we completed a Phase 1 pharmacokinetic and safety clinical trial of the intravenous form of OCR-002. A Phase 2a investigator-sponsored study in Spain tested OCR-002 in patients with upper gastrointestinal bleeding associated with liver cirrhosis. These patients tend to have elevated ammonia levels because they swallow blood, which produces more ammonia as it is digested. In the first part of this study, a 10-patient open label safety cohort, OCR-002 was shown to lower ammonia when administered as a continuous intravenous infusion of up to 10 grams per 24 hours. In February 2015, we announced the preliminary topline results of the second part of this study, which was a randomized, placebo-controlled cohort of 38 patients. The data showed that OCR-002 lowered ammonia by 19.6% over the first 12 hours, compared to 3.2% over the first 12 hours in the placebo group, but this difference did not reach statistical significance. A statistically significant difference in urinary excretion of ammonia, as measured by phenylacetylglutamine, or PAGN, the key ammonia elimination pathway for OCR-002, was observed and OCR-002 demonstrated a favorable safety profile and appeared to be well tolerated.
We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial to evaluate the safety and efficacy of intravenous administration of OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. We expect to complete trial enrollment at approximately the end of 2015. This expectation is based on recent enrollment rates and assumes that no sample size adjustment will be recommended as a result of an upcoming interim analysis to be performed by an independent Data Safety Monitoring Board. We expect to conduct an interim analysis of this trial at the end of the first quarter of 2015.
In addition, there is an investigator-sponsored Phase 2a clinical trial being conducted by the National Institutes of Health, or NIH, to evaluate the safety of OCR-002 in patients with hyperammonemia and HE due to acute liver failure or injury.
We are also developing an oral form of OCR-002 with the goal to provide continuity of care for HE patients, where the intravenous form would be used for hospital-based acute care and the oral form for chronic maintenance care post discharge. We are conducting in vitro and in vivo formulation studies of several prototypes of an orally deliverable form of OCR-002.  We currently plan to initiate a Phase 1 clinical trial in the second half of 2015.
Our strategy is to focus clinical development activities on the intravenous form of OCR-002 to treat acute HE in hospitalized patients and on the oral form of OCR-002, which will be directed to chronic care of HE patients.  Based on third party analysis of Healthcare Cost and Utilization Project, or HCUP, and Medicare data, we estimate that there are approximately 120,000 patients with 175,000 hospitalizations for HE in the United States annually, and that this population is growing by about 5% per year.  Additional third-party data from Centers for Medicare and Medicaid Services (CMS) indicate that approximately 60% of patients suffering from HE are hospitalized for over five days. Utilizing this incidence data and a combination of third-party information and market research commissioned by us regarding pricing, we believe the combined annual market potential for intravenous and oral OCR-002 is approximately $1.5 billion in the United States alone.  If intravenous OCR-002 is able to reduce the duration of patient stays in hospital intensive care units, we believe it has an annual market potential of up to approximately $600 million and if the oral formulation can reduce the frequency of acute HE episodes, we believe it has an annual market potential of up to approximately $900 million. However, if any of our assumptions or estimates are incorrect, the actual annual market potential could be smaller.
OCR-002 has been granted orphan drug designation and Fast Track status by the U.S. Food and Drug Administration, or FDA, for the treatment of hyperammonemia and resultant HE in patients with acute liver failure and acute-on-chronic liver disease. Orphan drug designation is given to a drug candidate intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. OCR-002 has also been granted orphan drug designation in the European Union for the treatment of acute liver failure. Fast Track designation is available for certain new drug products if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation does not change the standards for approval but may expedite the development or approval process.
In December 2008, we licensed rights to OCR-002 from UCL Business PLC, an entity affiliated with the University College London, or UCL, for the exclusive worldwide rights to develop and commercialize OCR-002 and related technologies for any use. The agreement was amended in July 2011 and February 2013. As consideration for the license, we paid an up-front fee of $1.0 million.  We may be required to make future milestone payments to UCL totaling up to $20.0 million upon the achievement of various milestones related to clinical and regulatory events for OCR-002. We may also be required to pay milestone payments totaling up to $35.0 million upon the achievement of various milestones related to future net sales of OCR-002. We are also obligated to pay tiered royalties in the low to mid-single digits on future net sales of the licensed product candidate.
We are building intellectual property protection of OCR-002. We have exclusively licensed from UCL one patent and one patent application in the United States, and fifteen patents and six pending patent applications in foreign jurisdictions (including granted patents in Europe, Japan, China and several other countries), related to OCR-002 composition-of-matter or use in the treatment of HE, all of which expire in 2025. In addition, we exclusively own three patents and one pending patent application in the United States, and five patents and fourteen pending patent applications in foreign jurisdictions (including a granted patent in China), that include specific drug substance patent claims, all of which expire in 2030.  We also co-own with UCL and have exclusively licensed from UCL one pending application in the United States, and five patents and fifteen pending applications in foreign jurisdictions (including granted patents in Europe and China), that include claims related to the use of OCR-002 for the treatment of portal hypertension, all of which expire in

2030.  We also hold exclusive rights to one patent and one pending application in the United States, and fifteen pending applications in foreign jurisdictions, for the manufacture of OCR-002, all of which expire in 2031.
We are developing OCR-002 and retain global rights to commercialization for both the intravenous and oral forms of the drug. We may seek partners to help us develop OCR-002, including the potential to partner product commercialization rights.
Hepatic Encephalopathy: A Neurocognitive Disorder Related to Elevated Ammonia Levels
HE is a serious neurological disorder that can occur in patients with advanced cirrhosis or acute liver failure. HE is believed to occur when the brain is exposed to gut-derived toxins normally removed by the healthy liver. While a variety of these toxins may contribute to HE, we believe that ammonia plays a causal role in the disorder. A third-party study published in Hepatology in 2007 showed that higher ammonia levels correlated with greater frequency of HE and elevated intracranial pressure. Additionally, an independent study published in the American Journal of Medicine in 2003 showed that ammonia measurements correlated with the severity of HE in patients. The diagnosis of HE requires the presence of impaired liver function and the exclusion of an alternative explanation for the symptoms. Blood tests of ammonia levels may assist in the diagnosis.
Currently, lactulose is the only FDA-approved treatment for patients presenting at the hospital with acute HE. Lactulose is a laxative which helps to eliminate ammonia through the gut. In addition to lactulose, the current standard of care for these patients includes hydration, supportive care and potential off-label use of pharmacologic treatment to suppress the production of ammonia by intestinal bacteria, most commonly through administration of non-absorbable antibiotics. There is inconsistent data on the degree of effectiveness of these agents in treating the acute HE patient.
Based on third party analysis of HCUP data, we estimate that there are approximately 120,000 patients with 175,000 hospitalizations for HE in the United States annually, and that this population is growing by about 5% a year.  Additional third-party data from CMS indicates that approximately 60% of patients suffering from HE are hospitalized for over five days.
Acute HE is believed to be caused by the rapid accumulation of ammonia in the blood in patients with a failing liver. As the ammonia crosses the blood brain barrier, it may lead to brain swelling and serious neurocognitive deficit. These patients are generally very sick, often stuporous or comatose, and unable to swallow and effectively absorb oral medications. Therefore, we believe it is preferable to treat them with an intravenous, easily administrable agent that can act rapidly and safely. We believe that OCR-002 may be beneficial in managing these patients.
OCR-002 Mechanism of Action
OCR-002 appears to have a dual mode of action designed to lower ammonia without involvement of the liver, which is damaged or diseased in HE patients. Once in circulation, OCR-002 breaks down into ornithine and phenylacetate. A preliminary human study conducted by Professor Rajiv Jalan, MD, of UCL, suggested that co-administration of ornithine (delivered as L-ornithine L-aspartate) and phenylacetate (delivered as phenylbutyrate) lowered ammonia levels more than either alone.  We believe that ornithine enters the muscle where it is converted to glutamate, which in turn combines with ammonia to create glutamine. Glutamine combines with phenylacetate to form PAGN which is then excreted through the kidneys.
Clinical Development Programs
OCR-002 IV Formulation
Phase 2 Trials
“Stop HE” Phase 2b Trial
We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial in 140 patients to evaluate the safety and efficacy of intravenously administered OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. We commenced this trial in the fourth quarter of 2013 and enrolled our first patient in January 2014.  We plan to conduct the trial at approximately 100 sites worldwide. To increase the pace of enrollment, we amended our trial protocol in March 2014 to broaden the eligible patient selection criteria. In April 2014, we further amended the protocol to increase patient dosage to up to 20 grams per day based on our review of preliminary pharmacokinetic data from our investigator-sponsored trials discussed below. This increased dosage level remains below the maximum tolerated dose of 40 grams per day observed in our Phase 1 trial. In October 2014, we further amended the protocol to broaden enrollment and clarify certain operational aspects of the trial. The primary efficacy endpoint of this trial is time to clinically meaningful improvement in HE symptoms.  Secondary endpoints include time to complete resolution, proportion of clinical responders, ammonia reduction, length of hospital stay and time in the intensive care unit, among others. We expect to complete trial enrollment by approximately the end of 2015. This expectation assumes that enrollment outside of the United States progresses at a rate comparable to enrollment in the United States, and that the total sample size of the trial is not increased after our interim analysis. We expect to conduct the interim analysis of this trial at the end of the first quarter of 2015.
Investigator Sponsored Phase 2a Trials
In February 2015, we announced the preliminary topline results of the second phase of a Phase 2a investigator-sponsored, double-blind placebo controlled study of OCR-002 conducted in Spain in 38 patients with upper gastrointestinal bleeding associated with liver cirrhosis. This study showed that OCR-002 lowered ammonia by 19.6% over the first 12 hours, compared to 3.2% over the first 12 hours in the placebo group, but this difference did not reach statistical significance. A statistically significant difference in urinary excretion of ammonia, as measured by PAGN, the key ammonia elimination pathway for OCR-002, was observed and OCR-002 demonstrated a favorable safety profile and appeared to be well tolerated. The first phase of this trial was conducted on an open label basis and the investigators observed a rapid decline in ammonia in the 10 patients who received OCR-002 at up to 10 grams per day in addition to the standard of care.
In addition, there is a second investigator-sponsored Phase 2a trial of OCR-002 underway. This trial, sponsored by NIH, is a pilot open label dose ranging study of up to 10 grams per day, assessing safety and pharmacokinetics of OCR-002 in patients with acute liver failure/injury and hyperammonemia. In the NIH trial, there have been 20 evaluable patients enrolled with no drug-related serious adverse events.
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
OCR-002 Oral Formulation
Pre-clinical Studies
We are conducting in vitro and in vivo formulation studies of several prototypes of an orally deliverable form of OCR-002. Our goal is to develop an oral formulation of OCR-002 that would achieve a release profile supporting a convenient dosing schedule.
Phase 1 Pharmacokinetic Trial
We plan to initiate a Phase 1 clinical trial evaluating our oral formulation of OCR-002 in the second half of 2015. In this trial, we expect to evaluate the safety and pharmacokinetics of our oral formulation of OCR-002 in healthy volunteers.
Manufacturing
We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on third-party manufacturers to produce bulk drug substance and drug products required for commercial use and for our clinical trials.
We have clinical supplies of OCR-002 manufactured for us by Helsinn Chemicals SA in Switzerland. Finished product manufacturing and filling for OCR-002 is being undertaken by AAI Pharma Service Corp in North Carolina. We rely on additional third-parties for manufacturing our research stage oral formulation prototypes. Our third-party manufacturers, their facilities and all lots of drug substance and drug products are required to be in compliance with current Good Manufacturing Practices, or cGMP. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of our products. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.
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
Currently there is no cure for HE other than liver transplantation, which is limited by donor availability and patient eligibility. For treatment of acute HE, the standard of care is treatment with hydration and lactulose. For prevention of recurring HE, lactulose and rifaximin are the only FDA-approved therapies for reduction in risk of episodic HE recurrence. In addition to currently marketed treatments for chronic HE, Hyperion Therapeutics, Inc., or Hyperion, completed a Phase 2 study of glycerol phenylbutyrate (Ravicti®), or GPB, for the treatment of HE. Hyperion reported that this study met its primary endpoint with significantly fewer patients treated with GPB experiencing HE events as compared to patients receiving placebo. In addition, Hyperion announced that it intends to begin enrolling patients in a Phase 3 study of GPB for the treatment of patients with HE in the second half of 2015. To be commercially viable in the treatment of acute HE, we must demonstrate that OCR-002 shortens the time to meaningful clinical improvement, and to be viable in the chronic treatment of HE, OCR-002 must be deliverable in a practical and competitive dosage form as well as offering sufficient efficacy and tolerability. If a curative treatment for HE is developed other than liver transplantation, OCR-002 may become obsolete for that indication.
Intellectual Property
We are seeking patent protection in the United States and internationally for our products and product candidates. Our policy is to pursue, maintain and defend patent rights developed internally and by our licensor UCL to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of the existing patents upon which our product candidates rely or any patents granted to us in the future will be commercially useful in protecting our technology. We also rely on trade secrets to protect our product candidates. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors - Risks Related to Our Intellectual Property.”
Our success depends in part on our ability to:

•	obtain and maintain proprietary and marketing exclusivity rights for OCR-002;

•	preserve trade secrets;

•	prevent third parties from infringing upon the proprietary rights; and

•	operate our business without infringing the patents and proprietary rights of third parties, both in the United States and internationally.
We are building intellectual property protection of OCR-002. We have exclusively licensed from UCL one patent and one patent application in the United States, and fifteen patents and six pending patent applications in foreign jurisdictions (including granted patents in Europe, Japan, China and several other countries), related to OCR-002 composition-of-matter or use in the treatment of HE, all of which expire in 2025.  In addition, we exclusively own three patents and one pending patent application in the United States, and five patents and fourteen pending patent applications in foreign jurisdictions (including a granted patent in China), that include specific drug substance patent claims, all of which expire in 2030.  We also co-own with UCL and have exclusively licensed from UCL one pending application in the United States, and five patents and fifteen pending applications in foreign jurisdictions (including granted patents in Europe and China), that include claims related to the use of OCR-002 for the treatment of portal hypertension, all of which expire in 2030.  We also hold exclusive rights to one patent and one pending application in the United States, and fifteen pending applications in foreign jurisdictions, for the manufacture of OCR-002, all of which expire in 2031. However, there is a significant risk that these applications will not issue as patents, or that they may issue with substantially narrower claims than those that are currently sought.

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
The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, or PTE, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a PTE of up to five years beyond the expiration of the patent. The length of the PTE is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when OCR-002 or any future product candidates we may develop receive FDA or other regulatory approval, we expect to apply for PTEs on patents covering those products. Depending upon the timing, duration and specifics of FDA approval of OCR-002 or any future product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term restoration.
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
Our planned clinical trials for our product candidates may not begin or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory approval to commence a study;

•	reaching agreement with third-party clinical trial sites and their subsequent performance in conducting accurate and reliable studies on a timely basis;

•	obtaining IRB approval to conduct a study at a prospective site;

•	nonclinical laboratory and animal tests;

•	recruiting patients to participate in a study; and

•	supply of the drug.
Prior to commencing the first clinical trial, an initial IND application must be submitted to the FDA. The IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA within the 30-day time period raises concerns or questions about the conduct of the clinical trial. In such case, the IND application sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. A separate submission to the existing IND application must be made for each successive clinical trial to be conducted during product development. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. Informed consent must also be obtained from each study subject. Regulatory authorities, an IRB or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk.
For purposes of NDA approval, human clinical trials are typically conducted in phases that may overlap:

•
Phase 1 - the drug is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. These studies may also gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

•
Phase 2 - studies are conducted in a limited number of patients in the target population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•
Phase 3 - when Phase 2 evaluations demonstrate that a dosage range of the product appears effective and has an acceptable safety profile, and provide sufficient information for the design of Phase 3 studies, Phase 3 trials are undertaken to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug, and to provide an adequate basis for product approval by the FDA.

•
Phase 4 - post-marketing studies, or Phase 4 clinical trials, may be conducted after initial marketing approval. These studies may be required by the FDA as a condition of approval and are used to gain additional experience from the treatment of patients in the intended therapeutic indication. The FDA also now has express statutory authority to require post-market clinical studies to address safety issues.

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
Based on pivotal Phase 3 trial results submitted in an NDA, upon the request of an applicant, the FDA may grant a priority review designation to a product, which sets the target date for FDA action on the application at six months, rather than the standard ten months. Priority review is given where preliminary estimates indicate that a product, if approved, has the potential to provide a significant improvement compared to marketed products or offers a therapy where no satisfactory alternative therapy exists. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.
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
Before approving an NDA, the FDA may inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the NDA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 studies may be made a condition to be satisfied for continuing drug approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information. In addition, the FDA has express statutory authority to require sponsors to conduct post-market studies to specifically address safety issues identified by the agency.

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
Orphan Designation and Fast Track Status
OCR-002 received orphan designation for the treatment of hyperammonemia and resultant HE in patients with acute liver failure or acute-on-chronic liver disease. Under the Orphan Drug Act, the FDA may grant orphan designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan designation must be requested before submitting an NDA. Generally, if a drug that receives orphan designation is approved for the orphan indication, it receives orphan drug exclusivity, which for seven years prohibits the FDA from approving another product with the same active chemical entity for the same indication. Orphan exclusivity will not bar approval of another product under certain circumstances, including if the new drug is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or provides a major contribution to patient care. After the FDA grants orphan designation, the identity of the applicant, as well as the name of the therapeutic agent and its designated orphan use, are disclosed publicly by the FDA.
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
Anti-Kickback and False Claims Laws
In the United States, in addition to the FDA, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, or the Anti-Kickback Statute, the False Claims Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.
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

Patient Protection and Affordable Care Act
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•
The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefit. The Centers for Medicare and Medicaid Services, or CMS, have proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

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
Research and Development
We devote a substantial portion of our resources to developing new product candidates. During the years ended December 31, 2014 and 2013, we expended approximately $14.9 million and $3.5 million, respectively, on research and development activities.
Employees
We had 16 full-time employees as of December 31, 2014. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
Restructuring and Technology Transfer
On September 11, 2013, our Board of Directors approved a restructuring plan related to the operations of our Sherbrooke, Quebec facility whereby we closed the operations of the Sherbrooke facility effective November 11, 2013. On December 13, 2013, we entered into a Technology Transfer and License Agreement to transfer ownership of certain equipment and tangible materials, and granted a license to our intellectual property rights, related to our Macrocyclic Template Chemistry (MATCH) discovery platform to Genentech, Inc. and F. Hoffman-La Roche, Ltd, which transfer was completed on February 18, 2014.
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
Risks Related to Our Business and the Development, Regulatory Approval and Commercialization of our Product Candidates
We depend substantially on the success of our product candidate, OCR-002, and we may not successfully complete the development of OCR-002, obtain regulatory approval or successfully commercialize the product candidate.
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
OCR-002 and the activities associated with its development and commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. We are not permitted to market OCR-002 or any future product candidates we may develop in the United States until we receive approval of an NDA for the product candidate in a particular indication from the FDA. Failure to obtain regulatory marketing approval for a product candidate will prevent us from commercializing the product candidate, and our ability to generate revenue will be materially impaired.
The process of obtaining necessary regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application, may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in all jurisdictions in which we may seek approval.
The FDA, European Medicine Agency, or EMA, and other regulators have substantial discretion in the approval process and may form an opinion, after review of our data, that any NDA we may file with the FDA is insufficient to allow approval of OCR-002 for either HE or acute liver failure. The FDA may require that we conduct additional clinical, nonclinical, manufacturing validation or drug product quality studies and submit data from these studies before it will consider or reconsider any NDA we may file. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve the use of OCR-002 for either HE or acute liver failure. If any of these outcomes occur, we may not receive regulatory approval for OCR-002. Even if we obtain FDA approval for OCR-002, the approval might contain significant limitations related to use restrictions for certain age groups, warnings, precautions or contraindications, or may be subject to significant post-marketing studies or risk mitigation requirements. If we are unable to successfully commercialize OCR-002, we may not be able to earn sufficient revenues to continue our business.
Any safety or efficacy concerns, including our ability to show a statistically significant reduction in the clinical severity of HE, or delays in enrollment, in our Phase 2b clinical trial, and any future Phase 3 clinical trials we may conduct, could delay or prevent regulatory approval of OCR-002.
We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial in 140 patients to evaluate the efficacy of intravenously administered OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. We commenced this trial in the fourth quarter of 2013 and enrolled our first patient in January 2014. The primary efficacy endpoint of this trial is time to clinically meaningful improvement in HE symptoms. Secondary endpoints include severity of HE, ammonia reduction, length of hospital stay and time in the intensive care unit, among others. To date, the clinical trials relating to OCR-002 have studied, as a primary endpoint, the ability of OCR-002 to reduce plasma ammonia in patients with liver cirrhosis and acute liver failure. While we believe that a reduction in patient's plasma ammonia levels is linked to the time to clinically meaningful improvement in HE symptoms, which is the primary efficacy endpoint of our ongoing Phase 2b clinical trial, and likely to be the primary efficacy endpoint of any future Phase 3 clinical trials we may conduct, the trial results may not bear this out. In addition, in the event that safety concerns are raised by this trial, we may no longer be able to pursue further development or commercialization efforts for OCR-002.
In April 2014, we amended the protocol for our Phase 2b clinical to increase patient dosage from up to 10 grams per day to up to 20 grams per day. There can be no assurance that the increased dosage will have a favorable impact on efficacy or that we will be able to meet our clinical endpoints. We intend to release interim analysis for futility and sample size after our observation of a predetermined number of events in our trial. If our interim analysis raises efficacy or safety concerns for OCR-002, or if the remaining sample size needed to achieve statistical significance is not feasible or too costly to undertake, we may need to alter or abandon our current Phase 2b trial, which could prevent us from receiving regulatory approval of intravenously administered OCR-002.
Enrollment in our Phase 2b clinical trial is ongoing. To increase the pace of enrollment, we amended our trial protocol in March 2014 to broaden the eligible patient selection criteria. In October 2014, we further amended the protocol to broaden enrollment and clarify certain operational aspects of the trial. In addition, we expanded the scope of the trial to include up to 100 sites in the United States and Europe.  In spite of these changes, there can be no assurance that enrollment will occur on a timely basis or that the trial will ever achieve full enrollment.
Any safety or efficacy concerns, or delays in enrollment, relating to the lone remaining externally sponsored Phase 2a studies of OCR-002 may delay or prevent approval of OCR-002.
The Acute Liver Failure Study Group of the National Institutes of Health is funding a Phase 2a study of OCR-002, for the treatment of patients with acute liver injury, as well as those that have progressed to acute liver failure following acetaminophen overdose. Enrollment in this clinical trial is ongoing. In March 2013, the FDA approved less restrictive enrollment inclusion criteria for the study, which we believe will allow for a somewhat more rapid enrollment of patients. However, there can be no assurance that enrollment will occur on a timely basis or that the study will ever achieve full enrollment. In the event that safety or efficacy concerns are raised by this study, we may no longer be able to pursue an acute liver failure indication for OCR-002.
An additional Phase 2a investigator-sponsored study tested OCR-002 in patients with upper gastrointestinal bleeding associated with liver cirrhosis. In the first part of this study, a 10-patient open label safety cohort, OCR-002 was shown to lower ammonia when administered as a continuous intravenous infusion of up to 10 grams per 24 hours. In February 2015, we announced the preliminary topline results of the second part of this study, which was a randomized, placebo-controlled cohort of 38 patients. The data showed that OCR-002 lowered ammonia by 19.6% over the first 12 hours, compared to 3.2% over the first 12 hours in the placebo group, but this difference did not reach statistical significance. A statistically significant difference in urinary excretion of ammonia, as measured by phenylacetylglutamine, the key ammonia elimination pathway for OCR-002, was observed and OCR-002 demonstrated a favorable safety profile and appeared to be well tolerated. There can be no assurance that we will observe similar efficacy or safety date in our ongoing Phase 2b trial or that our data will be statistically significant. If the results of Phase 2b trial do not show sufficient safety and efficacy, we may be unable to achieve regulatory approval of intravenously administered OCR-002 for reducing the severity of HE symptoms among hospitalized HE patients.
The patient populations suffering from both HE and acute liver failure are small. If we are unable to timely enroll our clinical trials or reach the desired enrollment levels, our development program for OCR-002 will likely be delayed.
We estimate that in the United States, the annual number of hospitalizations that involve HE is approximately 175,000 cases, and the annual number of hospitalizations due to acute liver failure is approximately 2,000-3,000. We currently plan to enroll 140 patients in our Phase 2b clinical trial and, if the Phase 2b clinical trial is successful, any future Phase 3 clinical trials we may conduct might include a number of patients that is greater than what we plan to enroll in our Phase 2b clinical trial. If the enrollment in these studies is delayed, it will result in delays in our OCR-002 development program and the time to commercialization.
To obtain regulatory approval to market OCR-002 in additional indications and formulations, additional costly and lengthy clinical studies will be required, and the results are uncertain.
As part of the regulatory approval process, we will conduct, at our own expense, nonclinical and clinical studies for each indication and formulation that we intend to pursue. For example, we are also developing an oral form of OCR-002 with the goal to provide continuity of care for HE patients, where the intravenous form would be used for hospital-based acute care and the oral form for chronic maintenance care post discharge. We are conducting in vitro and in vivo formulation studies of several prototypes of an orally deliverable form of OCR-002.  We currently plan to initiate a Phase 1 clinical trial in the second half of 2015. We expect that the number of nonclinical and clinical studies that the regulatory authorities will require will vary. Generally, the number and size of clinical trials required for approval depends on the nature of the disease and size of the expected patient population that may be treated with a drug. We may need to perform additional nonclinical and clinical studies, which could result in delays in our ability to market OCR-002 for any additional indications, or in additional formulations.
Serious adverse events or other safety risks could require us to abandon development and preclude or limit approval of OCR-002 to treat HE or acute liver failure.
We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants or if preliminary data demonstrates that OCR-002 or any future product candidates we may develop are unlikely to receive regulatory approval or unlikely to be successfully commercialized. In addition, regulatory agencies or institutional review boards may at any time order the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate a clinical trial of OCR-002 to treat HE or acute liver failure, the commercial prospects for OCR-002 will be harmed and our ability to generate product revenues from OCR-002 may be delayed or eliminated.
Even though we have received orphan drug designation, we may not receive orphan drug exclusivity for OCR-002.
As part of our business strategy, we have obtained orphan drug designation in the United States for OCR-002 for the treatment of both HE and acute liver failure. We have also obtained orphan drug designation in the European Union for OCR-002 for the treatment of acute liver failure and are considering whether to submit such a request for the HE indication in the near future. In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA, to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines "same drug" as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.
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
The FDA has the authority to require a risk evaluation and mitigation strategy, or REMS, plan as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry.
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
Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and to commercialize OCR-002 and any future product candidates we may develop and affect the prices we may obtain.
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
We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat HE and acute liver failure. Even if we complete development, obtain regulatory approval and commercialize OCR-002 to treat HE, we will face competition from Salix Pharmaceuticals, Inc., the manufacturer of rifaximin, as well as generic manufacturers of lactulose. Additionally, Hyperion Therapeutics, Inc., or Hyperion, completed a Phase 2 study of glycerol phenylbutyrate (Ravicti®), or GPB, currently approved for the treatment of urea cycle disorder, for the treatment of HE, which we expect to compete with OCR-002. Hyperion reported that this study met its primary endpoint with significantly fewer patients treated with GPB experiencing HE events as compared to patients receiving placebo. In addition, Hyperion announced that it intends to begin enrolling patients in a Phase 3 study of GPB for the treatment of patients with HE in the second half of 2015. In addition, researchers are continually learning more about liver disease including HE, and new discoveries may lead to new therapies. As a result, OCR-002 may be rendered less competitive. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
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

The commercial success of OCR-002 will depend upon the degree of market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. If we fail to obtain and sustain adequate reimbursement of OCR-002 from commercial third-party and government payors, our revenue will be more limited and it will be more difficult to achieve profitability.
OCR-002 may not gain sufficient market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community and our business may suffer. The degree of market acceptance of OCR-002 will depend on a number of factors, including:

•	the effectiveness of OCR-002 as compared to other products indicated for HE or other similar disorders;

•	the prevalence and severity of any side effects;

•	the market price and patient out-of-pocket costs of OCR-002 relative to other treatment options, including any generics;

•	relative convenience and ease of administration;

•	willingness by patients to stop using current treatments and adopt a new treatment;

•	restrictions on healthcare provider prescribing of and patient access to our products due to a REMS;

•	the strength of our marketing and distribution organizations;

•	the quality of our relationship with patient advocacy groups; and

•	sufficient third-party coverage or reimbursement.
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
If we are unable to establish an organization capable of successfully commercializing OCR-002 in the United States, our business may be harmed.
We currently do not have an organization capable of commercializing an approved drug candidate. If OCR-002 is approved by the FDA for commercial sale, we may choose to market OCR-002 directly to physicians in the United States through our own sales and marketing force and related internal commercialization infrastructure. We will need to incur significant additional expenses and commit significant additional management resources to establish and train an internal sales and marketing force to market and sell OCR-002. We may not be able to successfully establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel. In the event we are unable to successfully market and promote OCR-002, our business may be harmed.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, as well as other senior scientists and members of our management team. The loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of OCR-002 or the commercialization of OCR-002 or any other product candidates we may develop. We need to hire and retain qualified personnel for the development, manufacture and commercialization of drugs. We could experience problems in the future attracting and retaining qualified employees. For example, competition for qualified personnel in the biotechnology and pharmaceuticals fields is intense. We may not be able to attract and retain quality personnel on acceptable terms who have the expertise we need to sustain and grow our business.
If we are found in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty and/or be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operation.
In the United States, we are subject to various federal and state health care "fraud and abuse" laws, including anti- kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute. False claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payors, including government payors, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that we are not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that GMP manufacturing violations or off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs. Under the Health Insurance Portability and Accountability Act of 1996, as its relevant amendments, we are prohibited from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and/or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.
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
We will need to obtain additional financing to fund future operations, including the development and commercialization of OCR-002 and to support sales and marketing activities. Our future funding requirements will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to timely enroll patients in our current, planned and potential future clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the costs of manufacture clinical and commercial supplies of OCR-002 and any other product candidates we may develop;

•	payments of milestones and royalties to third parties;

•	the costs and timing of establishing sales and marketing capabilities in selected markets;

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•
any changes made to, or new developments in, our restated collaboration agreement with UCL Business PLC, or UCL, or any new collaborative, licensing and other commercial relationships that we may establish.

We have not generated any revenue from the sale of any products and do not know when, or if, we will generate any revenue. Until we can generate a sufficient amount of revenue, we may raise additional funds through collaborations and public or private debt or equity financings. Additional funds may not be available when needed on terms that are acceptable, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.
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
Risks Related to Our Reliance on Third Parties
We currently depend on third parties to conduct some of the operations of our clinical trials in connection with the development and application for regulatory approval of OCR-002.
We rely on numerous third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to oversee some of the operations of our clinical trials and to perform data collection and analysis. As a result, we may face additional delays outside of our control if these parties do not perform their obligations in a timely fashion or in accordance with regulatory requirements. If these third parties do not successfully carry out their contractual duties or obligations and meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our financial results and the commercial prospects for OCR-002 or our other potential product candidates could be harmed, our costs could increase and our ability to obtain regulatory approval and commence product sales could be delayed.
We have no manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development and commercialization of our products.
We do not currently operate manufacturing facilities for clinical or commercial production of any product. We have no experience in drug formulation, and we lack the resources and the capabilities to manufacture OCR-002 on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of drug substance for clinical trials or products for commercial purposes in the foreseeable future. We rely on third-party manufacturers to produce bulk drug substance and drug products required for our clinical trial of OCR-002 and for developing the oral formulation of OCR-002. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our products if and when approved for marketing by the applicable regulatory authorities. We have clinical supplies of the active pharmaceutical ingredient for OCR-002 manufactured for us by a single drug substance supplier Helsinn Chemicals SA. The OCR-002 finished product manufacturing and filling is undertaken by AAI Pharma Service Corp. on our behalf. We have not secured commercial supply agreements with any contract manufacturers and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all. Our contract manufacturers' failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.
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
We have a license agreement on OCR-002 with UCL for worldwide rights to develop and commercialize the product candidate and related technologies for any use. We may be required to make future milestone payments to UCL totaling up to $20.0 million upon the achievement of various milestones related to clinical and regulatory events for OCR-002.  We may also be required to pay milestone payments totaling up to $35.0 million upon the achievement of various milestones related to future net sales of OCR-002. We may also be required to pay incremental milestone payments for an additional dosage form. We are also obligated to pay tiered royalties in the low to mid-single digits on future net sales of the licensed product.
We may become obligated to make a milestone or royalty payments when we do not have the cash on hand to make these payments or have budgeted cash for our development efforts. This could cause us to delay our development efforts, curtail our operations, scale back our commercialization and marketing efforts or seek additional capital to meet these obligations, which could be on terms unfavorable to us. Additionally, if we fail to make a required payment and do not cure the failure within the required time period, the licensor may be able to terminate our license to use the licensed technology. If our license from UCL is terminated, it will likely be impossible for us to commercialize OCR-002.
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
In addition, while we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us.
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
Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition or invalidity proceedings before U.S. or foreign patent offices. In addition, under the America Invents Act of 2011, or AIA, the U.S. patent system, among other things, has transitioned from a first-to-invent to a first-to-file patent system, increases the scope of prior art available for patentability and invalidity determinations for patent applications filed under the first-to-file system, and introduces new procedures, including post-grant review and inter partes review, for challenging U.S. patents once they have granted.  The various provisions of the AIA may impact our ability to secure meaningful patent protection for inventions that we develop in the future.
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
In addition, our patents and patent applications, or those of our licensors, could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings, inter-partes review proceedings, post-grant review proceedings, and derivation proceedings. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our patents and patent applications subject to challenge. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert our management's time and attention.
We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.
As is commonplace in our industry, we employ individuals who were previously employed at, or performed services for, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject in the future to claims that our employees or prospective employees are subject to a continuing obligation to their former employers (such as non-competition or non-solicitation obligations) or claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our development programs;

•	addition, modification or termination of our clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting OCR-002 or any future product candidates we may develop;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and

•	the achievement and timing of milestone payments under our existing strategic partnership agreements.
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
Failure to maintain effective internal controls could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.
As a public company, we are subject to rules and regulations that require us to maintain the effectiveness of both disclosure controls and procedures and internal control over financial reporting. Effective disclosure controls and procedures and internal control over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. In addition, beginning with this Annual Report, we became subject to the requirement to perform an annual management assessment of the effectiveness of our internal controls over financial reporting and obtain a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting.
We may not be able to maintain effective disclosure controls and procedures and internal control over financial reporting in the future. If we are not able to maintain adequate compliance with these requirements in future years, we may be unable to report our financial information on a timely basis or our independent registered public accounting firm may be unable to express an opinion on the effectiveness of our internal control over financial reporting, which could result in SEC or other regulatory investigations or proceedings, violations of NASDAQ listing rules and loss of investor confidence in the reliability of our financial statements, and, in turn, materially adversely affect our business, reputation, financial position, results of operations and the market price of our common stock. In addition, we could be required to incur substantial accounting and auditing expense and significant management time in complying with these requirements, remediating any material weaknesses that may be identified in the future, or responding to any regulatory investigations or proceedings.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 761 square feet of office space located at 525 University Avenue, Palo Alto, California under a month to month lease for general office purposes that commenced on October 10, 2013 and will terminate on May 31, 2015.
Following the Merger, our clinical development operations were moved to 8,126 square feet of office space located at 5001 South Miami Boulevard, Durham, North Carolina. In August 2014, we amended the lease for this facility by extending term of the lease through January 2016.
We believe that our facilities are suitable and adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings
We are not currently subject to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.
PART II.
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On July 15, 2013 we completed a reverse merger with Tranzyme, Inc., symbol "TZYM" on the NASDAQ Global Market. Following the merger, we changed the name of the combined company to Ocera Therapeutics, Inc. and changed the symbol to "OCRX". The following table details the quarterly high and low sales prices for the common stock as reported by The NASDAQ Global Market for TZYM from January 1, 2013 through July 15, 2013, retroactively adjusted for a 12-for-1 reverse stock split, and for OCRX from July 16, 2013 through December 31, 2014.

	Price Range
Fiscal year ending December 31, 2014	High	Low
1st Quarter	$18.76	$10.55
2nd Quarter	$11.12	$6.80
3rd Quarter	$7.69	$4.71
4th Quarter	$7.94	$4.96
Fiscal year ending December 31, 2013
1st Quarter	$0.68	$0.44
2nd Quarter	$0.63	$0.40
3rd Quarter	$12.09	$0.45
4th Quarter	$13.35	$7.00
On March 12, 2015, the last trading day prior to March 13, 2015, the closing price for our common stock as reported by the NASDAQ Global Market was $4.56. We paid no cash dividends during the years ended December 31, 2013 and 2014. We currently intend to retain all of our future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Comparative Stock Performance Graph
The graph below matches our cumulative 44-month total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from April 2, 2011 to December 31, 2014. Performance from April 2, 2011 through July 15, 2013 represents Tranzyme, symbol "TZYM" on the NASDAQ Global Market and from July 15, 2013 through December 31, 2014 represents Ocera Therapeutics, Inc., symbol "OCRX" on the NASDAQ Global Market. The period prior to July 15, 2013 includes information of the predecessor company, Tranzyme and as such historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.
COMPARISON OF 44 MONTH CUMULATIVE TOTAL RETURN*
Among Ocera Therapeutics Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
04/04/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
07/15/2013: Merger with Tranzyme
Ocera Therapeutics Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 4/4/11 in stock or 3/31/11 in index, including reinvestment of dividends.
Fiscal year ending December 31:

	4/11	6/11	9/11	12/11	3/12	6/12	9/12	12/12	3/13	6/13	9/13	12/13	3/14	6/14	9/14	12/14
Ocera Therapeutics Inc	$100	$105	$66	$72	$64	$94	$112	$14	$13	$12	$18	$27	$22	$16	$10	$13
NASDAQ Composite	$100	$100	$88	$96	$114	$109	$116	$113	$123	$129	$144	$159	$161	$169	$172	$181
NASDAQ Biotechnology	$100	$109	$98	$108	$125	$130	$148	$147	$179	$191	$232	$253	$261	$285	$314	$335
Holders of Record
As of February 27, 2015, there were approximately 70 holders of record of our common stock.

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

	Years Ended December 31,
	2014	2013
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Licensing revenue	$200	$—
Royalty revenue	141	85
Total revenue	341	85
Operating expenses:
Research and development	14,945	3,549
General and administrative	9,910	8,500
Amortization of intangibles	164	295
Impairment of intangibles	—	3,070
Total operating expenses	25,019	15,414
Other income (expense), net	54	(160)
Net loss from continuing operations	(24,624)	(15,489)
Net income (loss) from discontinued operations	1,199	(2,025)
Net loss	$(23,425)	$(17,514)

Net loss per share from continuing operations—basic and diluted	$(1.41)	$(2.52)
Net income (loss) per share from discontinued operations—basic and diluted	0.07	(0.33)
Net loss per share—basic and diluted	$(1.34)	$(2.85)
Shares used to compute net loss per share—basic and diluted	17,525,187	6,145,731

	As of December 31,
	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,127	$15,533
Short and long-term investments	41,040	31,680
Working capital	45,364	42,605
Total assets	53,052	51,820
Accumulated deficit	(104,911)	(81,486)
Total stockholders' equity	50,145	45,132

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our “Selected Consolidated Financial Data” and our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in, or implied by, the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed above in the section entitled “Risk Factors.”
Overview
We are a clinical-stage biopharmaceutical company focused on acute and chronic orphan liver diseases. Our initial focus is on the development and commercialization of a clinical candidate, OCR-002, for the treatment of hepatic encephalopathy, or HE. HE is a serious complication of liver cirrhosis, or liver failure, marked by mental changes including confusion, impaired motor skills, disorientation in time and space, and, in its more severe form, stupor, coma and even death. Although the exact cause of HE is not completely understood, there is growing evidence that elevated ammonia is a primary driver of HE, and that lowering ammonia may be beneficial to patients suffering from HE. Common causes of liver malfunction leading to elevated ammonia levels and HE include alcoholism, viral hepatitis and auto-immune diseases, nonalcoholic steatohepatitis, or NASH, as well as obesity, Type II diabetes, and acetaminophen overdose.
OCR-002 is a novel molecule, ornithine phenylacetate, which functions as an ammonia scavenger. In pre-clinical studies, OCR-002 significantly reduced arterial ammonia in an animal model of chronic liver disease and significantly reduced arterial ammonia, brain ammonia and intracranial pressure in a second animal model of acute liver failure. In 2012, we completed a Phase 1 pharmacokinetic and safety clinical trial of the intravenous form of OCR-002. A Phase 2a investigator-sponsored study in Spain tested OCR-002 in patients with upper gastrointestinal bleeding associated with liver cirrhosis. These patients tend to have elevated ammonia levels because they swallow blood, which produces more ammonia as it is digested. In the first part of this study, a 10-patient open label safety cohort, OCR-002 was shown to lower ammonia when administered as a continuous intravenous infusion of up to 10 grams per 24 hours. In February 2015, we announced the preliminary topline results of the second part of this study, which was a randomized, placebo-controlled cohort of 38 patients. The data showed that OCR-002 lowered ammonia by 19.6% over the first 12 hours, compared to 3.2% over the first 12 hours in the placebo group, but this difference did not reach statistical significance. A statistically significant difference in urinary excretion of ammonia, as measured by phenylacetylglutamine, or PAGN, the key ammonia elimination pathway for OCR-002, was observed and OCR-002 demonstrated a favorable safety profile and appeared to be well tolerated.
We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial to evaluate the safety and efficacy of intravenous administration of OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. We expect to complete trial enrollment at approximately the end of 2015. This expectation is based on recent enrollment rates and assumes that no sample size adjustment will be recommended as a result of an upcoming interim analysis to be performed by an independent Data Safety Monitoring Board. We expect to conduct an interim analysis of this trial at the end of the first quarter of 2015. In addition, there is an investigator-sponsored Phase 2a clinical trial being conducted by the National Institute of Health, or NIH, to evaluate the safety of OCR-002 in patients with hyperammonemia and HE due to acute liver failure or injury.
We are also developing an oral form of OCR-002 with the goal to provide continuity of care for HE patients, where the intravenous form would be used for hospital-based acute care and the oral form for chronic maintenance care post discharge. We are conducting in vitro and in vivo formulation studies of several prototypes of an orally deliverable form of OCR-002. We currently plan to initiate a Phase 1 clinical trial in the second half of 2015.
Our strategy is to focus clinical development activities on the intravenous form of OCR-002 to treat acute HE in hospitalized patients and on the oral form of OCR-002, which will be directed to chronic care of HE patients.
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
Restructuring of Canadian Operations and Sale of Related Assets
In September 2013, we approved a restructuring plan related to Tranzyme Pharma, Inc., our Canadian subsidiary acquired in the Merger that previously housed the research operations of Tranzyme, or Tranzyme Pharma, including Tranzyme’s proprietary chemistry technology platform, MATCH (Macrocyclic Template Chemistry), used to develop its pre-clinical and clinical stage product candidates. The goal of the restructuring plan was to enable us to focus management and financial resources on advancing OCR-002. In November 2013, we terminated most employees at the Canadian location except those needed for final closure of the facility. In December 2013, we entered into a Technology Transfer and License Agreement with Genentech, Inc., or Genentech, and F. Hoffman-La Roche, Ltd, or Roche, including the Research and Early Development arms of both Genentech and Roche, for rights to the MATCH discovery platform. In 2014, we transferred ownership of equipment and materials stipulated under this agreement, and in aggregate have received payments totaling $4.0 million in conjunction with the agreement. In connection with the completion of the transfer we recognized a gain of $1.1 million during the year ended December 31, 2014.
Financing
On July 10, 2014, we completed an underwritten public offering of our common stock with Stifel, Nicolaus & Company, Incorporated and Cowen and Company, LLC, as representatives of the several underwriters in which 4,200,000 shares of common stock were sold. The aggregate gross proceeds from the offering were $25.2 million. After deducting underwriters' discounts and commissions and offering expenses, the aggregate net proceeds received totaled approximately $23.4 million. The Common Stock was offered and sold pursuant to a base prospectus dated May 29, 2012 and a preliminary prospectus supplement filed with the U.S. Securities and Exchange Commission, or SEC, on July 9, 2014, in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-181215) filed on May 7, 2012 and declared effective by the SEC on May 29, 2012. We have used and expect to continue to use the net proceeds from the offering to continue our clinical development of OCR-002 and for working capital and other general corporate purposes.
On November 8, 2013, we closed on a private placement financing contemplated by the Securities Purchase Agreement, or the Agreement, dated as of November 5, 2013 by and among the entities affiliated with Vivo Capital, Venrock, Deerfield Management, Great Point Partners, QVT Financial, RA Capital Management, InterWest Partners, Three Arch Opportunities Fund and certain other purchasers identified therein, or the Purchasers, pursuant to which we issued an aggregate of 3,940,887 units, or Units, for an aggregate purchase price of $28.0 million. Each Unit consisted of one share of our common stock and a warrant to acquire 0.20 shares of our common stock at an exercise price of $7.663 per share, or Warrants. The Units consist of an aggregate of 3,940,887 shares of common stock, or the Shares, and Warrants exercisable for an aggregate of 788,177 shares of our Common Stock, or the Warrant Shares. Concurrently with the execution of the Agreement, we entered into a Registration Rights Agreement that granted customary registration rights to the Purchasers. On December 6, 2013, we filed a registration statement registering the resale of the Shares and Warrant Shares subject to this private placement, which registration statement was declared effective on December 16, 2013.
On April 23, 2013, concurrently with the execution of the Merger Agreement, Tranzyme entered into a Securities Purchase Agreement with certain former Private Ocera stockholders and their affiliates and a Registration Rights Agreement that granted customary registration rights to the participants of the Financing. Pursuant to the Securities Purchase Agreement, immediately following the consummation of the Merger, in July 2013, we sold 3,317,976 shares of common stock. The aggregate gross proceeds received were $20.0 million at a per share purchase price of $6.0264.
Licensing
In December 2008, we licensed rights to OCR-002 from UCL Business PLC, an entity affiliated with the University College London, or UCL, for the exclusive worldwide rights to develop and commercialize OCR-002 and related technologies for any use. The agreement was amended in July 2011 and February 2013. As consideration for the license, we paid an up-front fee of $1.0 million.  We may be required to make future milestone payments to UCL totaling up to $20.0 million upon the achievement of various milestones related to clinical and regulatory events for OCR-002.  We may also be required to pay milestone payments totaling up to $35.0 million upon the achievement of various milestones related to future net sales of

OCR-002. We are also obligated to pay tiered royalties in the low to mid-single digits on future net sales of the licensed product candidate.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On a regular basis we evaluate and review the accounting policies, estimates, assumptions and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.
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
Stock-Based Compensation
The provisions of the Compensation - Stock Compensation topic of the Codification establish accounting for stock-based awards exchanged for employee services. In accordance with the topic, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period.
We estimate the fair value of stock options using a Black-Scholes valuation model which require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. We have opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission, or SEC. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options. We use historical experience to estimate the expected term for non-employee director awards that are exercisable up to one year following termination of services. The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, and the resulting charge is expensed using the straight-line attribution method over the vesting period. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived, exchange-traded options that have no vesting restrictions and are fully transferable.
Research and Development Expenses
Research and development expenses consisted of costs associated with external research and development expenses incurred under agreements with (i) third-party investigative sites, where a substantial portion of our preclinical studies and all of our clinical trials are conducted, (ii) third-party manufacturing organizations, where a substantial portion of our preclinical supplies and all of our clinical supplies are produced, and (iii) consultants; employee-related expenses, which include salaries and benefits; and facilities, depreciation and amortization and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment and other supplies.
Business Combinations
We accounted for the Merger as a reverse merger under the acquisition method of accounting. The consideration paid to acquire Tranzyme was measured at fair value and included the exchange of our common stock and assumption of vested stock options. The allocation of the purchase price resulted in recognition of intangible assets related to customer relationships, developed technology and goodwill. The allocation of purchase price requires us to make significant estimates and assumptions. The key assumptions in determining the fair value of intangible assets were the discount rate and the probability assigned to the milestone or royalty being achieved.
Discontinued Operations
On September 11, 2013, our Board of Directors approved a restructuring plan related to the operations of our Sherbrooke, Quebec facility whereby we closed the operations of the facility effective as of November 11, 2013. On December 13, 2013, we entered into a Technology Transfer and License Agreement to sell our MATCH discovery platform and license the related intellectual property rights. As the Sherbrooke, Quebec operations and MATCH discovery platform comprise a component with distinct operations and cash flows that will be eliminated from ongoing operations and we will not have significant involvement after the disposal, this component will be accounted for as discontinued operations. The results of operations of the components to be disposed of, related restructuring costs and gain on disposal of assets have been classified as net income (loss) from discontinued operations from their acquisition on July 15, 2013 through December 31, 2014. The assets and liabilities of Tranzyme Pharma have been classified as assets and liabilities, respectively, of discontinued operations.
Intangible Assets and Goodwill
We recorded intangible assets and goodwill upon the acquisition of Tranzyme on July 15, 2013. Acquired intangible assets are amortized on a straight-line basis over the remaining estimated economic life of 2.5 to 5 years. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. We recorded an impairment loss of $3.1 million in the year ended December 31, 2013 due to the termination of work on macrocyclic compounds, licensed to them by Tranzyme prior to the Merger, under collaboration with Bristol-Myers Squibb, or BMS.
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
Revenue Recognition
We recognized revenues from the delivery of collaborative research services, license agreements for the development and commercialization of products and from royalties. During 2013, collaboration research revenue was disclosed as discontinued operations in our Consolidated Statements of Operation and Comprehensive Loss. For each source of revenue, we apply revenue recognition criteria in the following manner:
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
We recognize royalties as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on estimated sales information from customers.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of tax benefit might change as new information becomes available.
We record uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Recent Accounting Pronouncements
Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board (the "FASB"), or other standards-setting bodies that we adopt by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.
In July 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We adopted this guidance in the first quarter of fiscal year 2014. The adoption of this standard did not have a material impact on our financial statements.
In April 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (topic 360); Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides additional requirements to classify a disposal of a component of an entity or a group of components of an entity in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. We intend to adopt this guidance at the beginning of our first quarter of fiscal year 2015, and do not expect the adoption of this standard will have a material impact on our financial statements.
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have determined the effect of the standard on our ongoing financial reporting.
In June 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-10, Development Stage Entities (Topic 915). ASU 2014-10 removes the distinction between development stage entities and other reporting entities in U.S. GAAP and eliminates the requirement to label financial statements as those of a development stage entity and eliminates the requirement to present inception to date information in the statements of income, cash flows and shareholder equity. The guidance is applied retroactively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. We early adopted this guidance in 2014, and as a result, have removed the label “A Development Stage Company” from our financial statements and accompanying notes and eliminated the inception to date information from the Consolidated Statements of Operations and Comprehensive Loss and Consolidated Statements of Cash Flows. Other than presentation, the adoption of this standard did not have a material impact on our financial statements.
In August 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for us in the first quarter of 2016 with early adoption permitted. We do not believe the impact of adopting this standard will be material on our financial statements.

Results of Operations
Comparison of the Years Ended December 31, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,		$ Change	% Change
	2014	2013

Revenue:
Licensing revenue	$200	$—	$200	100%
Royalty revenue	141	85	56	66%
Total revenue	341	85	256	301%
Operating expenses:
Research and development	14,945	3,549	11,396	321%
General and administrative	9,910	8,500	1,410	17%
Amortization of intangibles	164	295	(131)	(44%)
Impairment of intangibles	—	3,070	(3,070)	(100%)
Total operating expenses	25,019	15,414	9,605	62%
Total other income (expense), net	54	(160)	214	(134%)
Net loss from continuing operations	(24,624)	(15,489)	(9,135)	59%
Net income (loss) from discontinued operations	1,199	(2,025)	3,224	(159%)
Net loss	$(23,425)	$(17,514)	$(5,911)	34%
Revenues
Licensing revenue for the year ended December 31, 2014 was $200,000, consisting of an up-front nonrefundable payment for the transfer of intellectual property and materials associated with TZP-101 (ulimorelin) to Lyric Pharmaceuticals, Inc. There was no licensing revenue generated for the year ended December 31, 2013.
Royalty revenue from a licensing agreement for the year ended December 31, 2014 and December 31, 2013 was$141,000 and $85,000 respectively. This revenue is attributable to a license agreement, which was acquired in connection with the Merger in July 2013.
Costs and Expenses
Research and Development Expenses
Our research and development expenses increased by $11.4 million, or 321%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was due to the continued progress of our development program for OCR-002, including the ongoing enrollment and site activation of our Phase 2b trial for OCR-002, an increase in stock compensation expense related to stock option grants issued after the Merger, increased employee related costs related to additional headcount after the Merger and increased allocable facilities expense.
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
Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, we cannot reasonably estimate the cost to complete projects and development timelines for their completion. Enrollment in clinical trials might be delayed or occur faster than anticipated for reasons beyond our control, requiring additional cost and time or accelerating spending. Results from clinical trials might not be favorable, or might require us to perform additional unplanned clinical trials, accelerating spending, requiring additional cost and time, or resulting in termination of the project. Regulatory reviews can also be delayed. Process development and manufacturing scale-up for production of clinical and commercial product supplies might take longer and cost more than our forecasts. As a result, clinical development and regulatory programs are subject to risks and changes that might significantly impact cost projections and timelines. We will need to raise additional money to advance development and commercialization of OCR-002, which may include entering into strategic alliances.
General and Administrative Expenses
Our general and administrative expenses increased by $1.4 million, or 17%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was due primarily to an increase in stock compensation expense, professional fees including legal and accounting expenses and other expenses associated with our corporate governance, including directors and officer insurance and rent. These increases were partially offset by a decrease in costs related to expenses incurred in connection with the Merger, including employee severance costs.
We expect that our general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio and potentially expand our infrastructure.
Amortization of intangibles
On July 15, 2013, we capitalized approximately $5.9 million of intangible assets acquired in the Merger. $2.2 million of these intangible assets acquired were reclassified to discontinued operations and assets held for sale during the fourth quarter of 2013. We recognized $164,000 and $295,000 for the amortization of the intangible assets for the years ended December 31, 2014 and 2013, respectively.
Impairment of intangibles
Following the Merger, during our periodic reviews of the collaboration agreement with BMS, we determined that BMS would terminate its efforts on the development of all macrocyclic compounds , licensed to them by Tranzyme prior to the Merger, pursuant to the collaboration agreement. As a result, we recognized an impairment loss of $3.1 million for the year ended December 31, 2013 associated with the termination of development by BMS pursuant to the collaboration agreement. No impairment loss was recorded in the year ended December 31, 2014.
Total Other Income (Expense), Net
Our total other income (expense), net increased $0.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was attributable to higher average investment balances in 2014, resulting in higher interest income of $48,000 and decrease in interest expense of $181,000 as interest expense and amortization of debt issuance costs on convertible notes payable ceased at such date as a result of the Merger.
Net loss from discontinued operations
During the year ended December 31, 2013, we classified our Sherbrooke, Quebec facility and related operations as discontinued operations. During the year ended December 31, 2014, we completed our obligations under the Technology Transfer and License Agreement with Genentech and Roche, and recognized a gain on disposal of assets of $1.1 million within discontinued operations related to the subsidiary operations of Tranzyme Pharma as detailed below (in thousands):

Year Ended December 31, 2014
Proceeds recognized pursuant to Technology Transfer and License Agreement	$4,000
Less carrying value of assets sold:
Intangibles assets	(2,053)
Property and equipment	(356)
Goodwill	(442)
Net gain on disposal of assets	$1,149
Licensing revenue, research and development and general and administrative reflect the operating results of our Sherbrooke, Quebec facility that were discontinued. Restructuring costs represent costs associated with the separation of employment of employees at the Sherbrooke facility and other costs related to the restructuring plan. Amortization of intangible assets relates to the MATCH discovery platform and related intangible assets held for sale at December 31, 2013. The net results of miscellaneous asset sales are recorded in other income (expense), net for each of the years ended December 31, 2014 and 2013.

The following table summarizes the results of discontinued operations for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Revenue	$—	$467
Expenses:
Research and development	—	(1,134)
General and administrative	—	(220)
Amortization of intangibles	—	(187)
Restructuring settlements (charges)	68	(859)
Gain (loss) on disposal of assets	1,149	(86)
Other expense, net	(6)	(6)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	(12)	—
Net income (loss) from discontinued operations	$1,199	$(2,025)
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Cash flow from:
Continuing operating activities	$(19,885)	$(10,988)
Discontinued operating activities	(440)	(1,006)
Continuing investing activities	(10,028)	(24,264)
Discontinued investing activities	1,165	3,000
Continuing financing activities	23,782	46,488
Net increase (decrease) in cash and cash equivalents	$(5,406)	$13,230
The primary use of cash in continuing operating activities for the year ended December 31, 2014 was the result of our net loss from continuing operations of $24.6 million plus changes in working capital of $0.7 million. These changes were partially offset by non-cash charges of $5.5 million including depreciation expense, stock-based compensation expense, accretion of premium on investment securities and amortization of intangible assets acquired in the Merger. Cash used in continuing operating activities for year ended December 31, 2013 was primarily due to our net loss from continuing operations of $15.5 million, partially offset by non-cash charges of $4.0 million including depreciation expense, stock-based compensation expense and the amortization of and impairment of intangibles purchased in the Merger and changes in working capital of $0.5 million.
Cash used in discontinued operating activities for the year ended December 31, 2014 was due primarily to payment of accrued liabilities of discontinued operations. Cash used in discontinued operating activities for year ended December 31, 2013 was primarily related to our net loss from discontinued operations of $2.0 million and offset by changes in working capital of $0.5 million and non-cash charges of $0.5 million including depreciation and amortization expense and the net book value of assets disposed.
Cash used by continuing investing activities for the for the year ended December 31, 2014 related to purchases of commercial paper, corporate debt securities and government agency debt securities totaling $41.4 million, partially offset by maturities of such investments of $31.4 million. Cash used in continuing investing activities for the year ended December 31, 2013 related to purchases of short-term and long-term investments of $34.1 million and offset partially by $7.5 million received from the Merger and maturities of short-term investments of $2.4 million.
Cash provided by discontinued investing activities represents cash proceeds related to the Technology Transfer and License Agreement with Genentech and Roche for rights to the MATCH discovery platform and collection of other receivables.

Net cash provided by continuing financing activities for the year ended December 31, 2014 related to net proceeds of $23.4 million generated from our public offering completed on July 10, 2014, as well as proceeds from the exercise of stock options of $0.4 million. Net cash provided by continuing financing activities for the year ended December 31, 2013 related to proceeds from issuance of common stock, net of issuance costs, of $46.4 million.
Capital Resources and Funding Requirements
We will require additional funds to support future operations including our development activities associated with the IV and oral formulations of OCR-002. Our future funding requirements depends on many factors, including, but not limited to the progress, timing, scope and costs of our nonclinical studies and clinical trials including the ability to enroll patients on a timely basis in our planned and potential future clinical trials, the time and cost necessary to respond to technological, market or governmental developments, and the cost of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.
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
Contractual Obligations
The following is a schedule of non-cancellable future minimum lease payments for operating leases at December 31, 2014 (in thousands):

Year Ended December 31,
2015	$200
2016	18
Total	$218
We have license milestone obligation payments that are not included in the table above because the Company cannot determine when or if the payments will occur.
In the normal course of business, we enter into various firm purchase commitments related to active pharmaceutical ingredients, clinical studies and research studies. As of December 31, 2014, we have approximately $6.1 million in contractual obligation and commitments under contracts that are cancellable within 90 days or less.
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
Market Risk
Our cash and cash equivalents and investments as of December 31, 2014 consisted primarily of cash, money market funds, commercial paper, corporate debt securities and government agency debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.
We did not hold derivative instruments intended to mitigate interest rate risk as of December 31, 2014, and we have never held such instruments in the past. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2014 levels, the fair value of our portfolio would decrease by approximately $156,000.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ocera Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Ocera Therapeutics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocera Therapeutics, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ocera Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, CA
March 13, 2015

Ocera Therapeutics, Inc Consolidated Balance Sheets (In Thousands, Except Share and Per Share Amounts)

	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$10,127	$15,533
Short-term investments, available-for-sale	37,112	30,167
Accounts receivable	62	93
Prepaid expenses and other current assets	970	470
Assets of discontinued operations	—	3,029
Total current assets	48,271	49,292
Property and equipment, net	61	59
Long-term investments	3,928	1,513
Deposits	26	26
Intangible assets, net	171	335
Goodwill	595	595
Total assets	$53,052	$51,820
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$941	$1,282
Accrued liabilities	1,966	1,902
Liabilities of discontinued operations	—	3,503
Total current liabilities	2,907	6,687
Other liabilities	—	1
Total liabilities	2,907	6,688
Commitments and contingencies (Note 14)
Preferred stock, $0.00001 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2014 and December 31, 2013.	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized;19,747,362 shares issued and outstanding at December 31, 2014 and 15,300,214 shares issued and outstanding at December 31, 2013.	—	—
Additional paid-in capital	155,083	126,615
Accumulated other comprehensive income (loss)	(27)	3
Accumulated deficit	(104,911)	(81,486)
Total stockholders’ equity	50,145	45,132
Total liabilities and stockholders’ equity	$53,052	$51,820
See accompanying notes.

Ocera Therapeutics, Inc. Consolidated Statements of Operations and Comprehensive Loss (In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2014	2013

Revenue:
Licensing revenue	$200	$—
Royalty revenue	141	85
Total revenue	341	85
Operating expenses:
Research and development	14,945	3,549
General and administrative	9,910	8,500
Amortization of intangibles	164	295
Impairment of intangibles	—	3,070
Total operating expenses	25,019	15,414
Other income (expense):
Interest and other income	66	18
Interest and other expense	(12)	(193)
Change in fair value of warrant liability	—	15
Total other income (expense), net	54	(160)
Net loss from continuing operations	(24,624)	(15,489)
Net income (loss) from discontinued operations (including gain on disposal of $1,149 for the year ended December 31, 2014)	1,199	(2,025)
Net loss	$(23,425)	$(17,514)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(1.41)	$(2.52)
Net income (loss) per share from discontinued operations, basic and diluted	0.07	(0.33)
Net loss per share, basic and diluted	$(1.34)	$(2.85)
Weighted average number of shares used to compute net loss per share of common stock, basic and diluted	17,525,187	6,145,731
Other comprehensive loss:
Net loss	$(23,425)	$(17,514)
Unrealized (loss) gain on investments	(30)	3
Comprehensive loss	$(23,455)	$(17,511)
See accompanying notes.

Ocera Therapeutics, Inc. Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (deficit) (In Thousands, except shares)

										Accumulated
	Series A Convertible		Series B Convertible		Series C Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (deficit)

Balance at December 31, 2012	1,735,565	$14,346	1,029,369	$11,983	2,075,390	$35,414	626,593	$5	$1,161	$—	$(63,972)	$(62,806)
Restatement of par value of common stock	—	—	—	—	—	—	—	(5)	5	—	—	—
Conversion of debt to Series C preferred stock	—	—	—	—	186,218	3,187	—	—	—	—	—	—
Conversion of preferred stock to common stock	(1,735,565)	(14,346)	(1,029,369)	(11,983)	(2,261,608)	(38,601)	5,026,542	—	64,930	—	—	64,930
Shares issued in merger with Tranzyme	—	—	—	—	—	—	2,299,751	—	13,524	—	—	13,524
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	7,258,863	—	46,425	—	—	46,425
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	88,465	—	63	—	—	63
Stock-based compensation expense	—	—	—	—	—	—	—	—	507	—	—	507
Net loss	—	—	—	—	—	—	—	—	—	—	(17,514)	(17,514)
Other comprehensive income	—	—	—	—	—	—	—	—	—	3	—	3
Balance at December 31, 2013	—	$—	—	$—	—	$—	15,300,214	$—	$126,615	$3	$(81,486)	$45,132
Issuance of common stock, net of issuance cost	—	—	—	—	—	—	4,200,000	—	23,384	—	—	23,384
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	225,871	—	398	—	—	398
Issuance of common stock upon cashless exercise of stock options	—	—	—	—	—	—	15,673	—	—	—	—	—
Issuance of common stock upon cashless exercise of stock warrants	—	—	—	—	—	—	5,604	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,686	—	—	4,686
Net loss	—	—	—	—	—	—	—	—	—	—	(23,425)	(23,425)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(30)	—	(30)
Balance at December 31, 2014	—	$—	—	$—	—	$—	19,747,362	$—	$155,083	$(27)	$(104,911)	$50,145

See accompanying notes.

Ocera Therapeutics, Inc. Consolidated Statements of Cash Flows (In Thousands)

	Years Ended December 31,
	2014	2013

Operating activities
Net loss	$(23,425)	$(17,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (income) loss from discontinued operations	(1,199)	2,025
Depreciation	36	29
Loss on disposal of fixed assets	—	7
Amortization of intangibles	164	295
Stock-based compensation	4,686	507
Change in valuation of warrant liability	—	(15)
Impairment of intangible assets	—	3,070
Accretion of premium on investment securities	600	39
Debt discount, net and noncash interest expense	—	92
Changes in operating assets and liabilities:
Accounts receivable	31	45
Prepaid expenses and other assets	(500)	(346)
Accounts payable	(341)	14
Accrued liabilities	63	764
Net cash used in continuing operating activities	(19,885)	(10,988)
Net cash used in discontinued operating activities	(440)	(1,006)
Net cash used in operating activities	(20,325)	(11,994)
Investing activities
Purchases of property and equipment	(38)	(12)
Purchases of short and long-term investments	(41,415)	(34,116)
Sale and maturities of short-term investments	31,425	2,400
Net cash received from merger transaction	—	7,464
Net cash used in continuing investing activities	(10,028)	(24,264)
Net cash provided by discontinued investing activities	1,165	3,000
Net cash used in investing activities	(8,863)	(21,264)
Financing activities
Proceeds from the sale of common stock, net of underwriting discounts and commissions and offering expenses	23,384	46,425
Proceeds from exercise of common stock options	398	63
Net cash provided by continuing financing activities	23,782	46,488
Net increase (decrease) in cash and cash equivalents	(5,406)	13,230
Cash and cash equivalents—beginning of year	15,533	2,303
Cash and cash equivalents—end of year	$10,127	$15,533

Supplemental schedule of noncash investing and financing activities
Reclassification of warrant liability to additional paid-in-capital	$—	$1
Conversion of convertible promissory note and interest to common stock	$—	$3,187
Conversion of convertible preferred stock to common stock	$—	$61,743
Common stock issued in connection with merger transaction	$—	$13,524
See accompanying notes.

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation
Ocera Therapeutics, Inc. (the "Company") is a clinical stage biopharmaceutical company focused on the development and commercialization of OCR-002 (ornithine phenylacetate). OCR-002 is an ammonia scavenger which has been granted Orphan drug designation and Fast Track status from the FDA to treat hyperammonemia and associated hepatic encephalopathy in patients with liver cirrhosis, acute liver failure and acute liver injury.
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
Pursuant to the Merger, Private Ocera’s convertible notes payable plus accrued interest were converted to Series C convertible preferred stock at a rate of $2.04858 per share. Immediately thereafter, all shares of Private Ocera’s Series A, Series B and Series C convertible preferred stock were converted into Private Ocera common stock on a share for share basis. All such Private Ocera common stock was exchanged for Tranzyme common stock at a rate of one Private Ocera share for 0.11969414 Tranzyme shares (the "Exchange Ratio"). All share and per share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the exchange for Tranzyme shares. In addition, convertible preferred stock warrants of Private Ocera were converted into common stock warrants of Ocera Therapeutics, Inc., pursuant to the Merger, based upon the Exchange Ratio.
On December 13, 2013, the Company entered into a Technology Transfer and License Agreement with Genentech, Inc. (“Genentech”) and F. Hoffman-La Roche, Ltd (“Roche”) to sell certain Canadian fixed assets and materials, the MATCH technology and rights to the Genentech and Roche customer agreements and related intellectual property through licensing of patents for $4.0 million. On February 18, 2014, the Company received the "Notice of Completion" regarding obligations pursuant to this Agreement. The “Notice of Completion” was considered a substantive performance obligation in the agreement. The Company recorded the disposition of these assets held for sale in the first quarter of 2014.
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
The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. The Company has experienced net losses each year since its inception and, as of December 31, 2014, had a deficit accumulated of $104.9 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of OCR-002 and as it expands its corporate infrastructure. Based on the Company's current operating plan, the Company believes its working capital is sufficient to fund its operations through at least the next twelve months.
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
Business Combinations
    The Company accounted for the Merger as a reverse merger under the acquisition method of accounting. The consideration paid to acquire Tranzyme was measured at fair value and included the exchange of the Company's common stock and assumption of vested stock options. This allocation of the purchase price resulted in recognition of intangible assets related to customer relationships, developed technology and goodwill. The allocation of purchase price requires the Company to make significant estimates and assumptions. The key assumptions in determining the fair value of intangible assets were the discount rate and the probability assigned to the milestone or royalty being achieved in the future.
Discontinued Operations
On September 11, 2013, the Board of Directors approved a restructuring plan related to the operations of Tranzyme Pharma Inc. and its Sherbrooke, Quebec facility ("Tranzyme Pharma"), whereby the Company closed the operations of the facility effective as of November 11, 2013. On December 13, 2013, the Company entered into a Technology Transfer and License Agreement to sell the Company’s MATCH discovery platform and license the related intellectual property rights. The Company concluded that since Tranzyme Pharma's operations and the MATCH discovery platform comprised a component with distinct operations and cash flows that would be eliminated from ongoing operations, and the Company would not have significant involvement after the disposal, these components would be accounted for as discontinued operations. The results of operations of the components to be disposed of, related restructuring costs and gain on disposal of assets have been classified as net income (loss) from discontinued operations from their date of acquisition on July 15, 2013 through December 31, 2014. The assets and liabilities of Tranzyme Pharma have been classified as assets and liabilities, respectively, of discontinued operations. Unless noted otherwise, discussion in these notes to the financial statements pertain to the Company's continuing operations.
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
Investments
The Company invests in marketable securities, primarily money market funds, commercial paper, government agency debt securities and U.S. and foreign corporate debt securities. The Company considers all investments with a maturity date greater than three months and less than one year at each balance sheet date to be short-term investments. Those investments with a maturity date greater than one year at each balance sheet date are considered to be long-term investments. As of December 31, 2014 and 2013 all investments in marketable securities were classified as available-for-sale. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income.

Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses the market approach valuation technique for fair value measurements on a recurring basis and attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. All of our cash equivalents and investments are measured using inputs classified at Level 1 or Level 2 within the fair value hierarchy. Level 1 inputs are quoted prices in active markets for identical assets. Level 2 inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. The carrying amounts of the Company's financial instruments, including cash equivalents, accounts payable and accrued liabilities, approximate fair value due to their short maturities.
Property and Equipment, net
Property and equipment, net, are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives generally range from three to five years.
Intangible Assets and Goodwill
The Company recorded intangible assets and goodwill upon the Merger. Acquired intangible assets are amortized on a straight-line basis over the remaining estimated economic life of 2.5 to 5 years. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company recorded an impairment loss of $3.1 million in the year ended December 31, 2013 due to the termination of work by Bristol-Myers Squibb on macrocyclic compounds under the collaboration agreement. No impairment was recorded in the year ended December 31, 2014.
The Company performs an annual qualitative assessment of its goodwill to determine if any events or circumstances exist, such as an adverse change in business climate or adverse developmental or regulatory results of OCR-002, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. The determination of fair value requires significant judgment and estimates. For the purpose of impairment testing, the Company has determined that it had two reporting units, continuing operations and discontinued operations. There has been no impairment of goodwill for any periods presented.
Foreign Currency Translation
The Company's consolidated financial statements are presented in U.S. dollars. The financial statements of Tranzyme Pharma (a discontinued entity) are re-measured from the local currency to U.S. dollars, as follows: monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary items at exchange rates in effect when the assets were acquired or non-monetary liabilities incurred. Revenue and expenses are translated at the average exchange rates prevailing during the period of the transaction. The gains and losses resulting from the translation of foreign currency financial statements of discontinued entity into U.S. dollars are reported in loss from discontinued operations. The translation adjustment of cash balances held in Canadian dollars are reported in interest and other expense.
Revenue Recognition
The Company recognizes revenue from the delivery of collaborative research services, license agreements for the development and commercialization of products and from royalties. During 2013, collaboration research revenue is disclosed as discontinued operations in the Company’s Consolidated Statements of Operation and Comprehensive Loss. For each source of revenue, the Company applies revenue recognition criteria in the following manner:

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
Research and Development Expenses
Research and development costs are expensed as incurred and primarily consist of costs associated with external research and development expenses incurred under agreements with (i) third-party investigative sites, where a substantial portion of our preclinical studies and all of our clinical trials are conducted, (ii) third-party manufacturing organizations, where a substantial portion of our preclinical supplies and all of our clinical supplies are produced, and (iii) consultants, employee-related expenses, which include salaries and benefits, and facilities, depreciation and amortization and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.
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
Stock-Based Compensation
Stock-based compensation is recognized as an expense in the financial statements based on the grant date fair value. For awards that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods. For performance-based stock options, the Company begins to recognize the expense when it is deemed probable that the performance-based goal will be met. The Company evaluates the probability of achieving performance-based goals at each reporting date. Stock-based compensation expense is based on awards ultimately expected to vest, and therefore the recorded expense includes an estimate of future forfeitures. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates the fair value of stock options and stock purchase rights using a Black-Scholes option pricing model which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company generally uses the simplified method for estimating the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of time-to-vesting and the contractual life of the options. The Company uses historical experience to estimate the expected term for non-employee director awards that are exercisable up to one year following termination of services. The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers. Forfeitures are estimated using the Company's historical experience of stock options forfeited.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that they believe that these assets are more likely than not to be realized. In making such a determination, it considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of tax benefit might change as new information becomes available.
The Company records uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.
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
In July 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company adopted this guidance in the first quarter of fiscal year 2014. The adoption of this standard did not have a material impact on its financial statements.
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
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2017.

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
In June 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-10, Development Stage Entities (Topic 915). ASU 2014-10 removes the distinction between development stage entities and other reporting entities in U.S. GAAP and eliminates the requirement to label financial statements as those of a development stage entity and eliminates the requirement to present inception to date information in the statements of income, cash flows and shareholder equity. The guidance is applied retroactively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. The Company early adopted this guidance in 2014, and as a result, has removed the label “A Development Stage Company” from its financial statements and accompanying notes and eliminated the inception to date information from the Consolidated Statements of Operations and Comprehensive Loss and Consolidated Statements of Cash Flows. Other than presentation, the adoption of this standard did not have a material impact on the Company’s financial statements.
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

3. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:
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
The Company’s Level 3 financial liabilities consist of warrant liabilities related to warrants to purchase preferred stock.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are as follows (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$9,171	$9,171	$—	$—
Commercial paper	3,750	—	3,750	—
Corporate debt securities	36,790	—	36,790	—
Government agency debt securities	500	—	500	—
Total assets	$50,211	$9,171	$41,040	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are as follows (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$5,774	$5,774	$—	$—
Commercial paper	15,246	—	15,246	—
Corporate debt securities	20,884	—	20,884	—
Total assets	$41,904	$5,774	$36,130	$—
The following table provides the change in the fair value of Level 3 liabilities for the year ended December 31, 2013 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance at December 31, 2012	$16
Change in fair value of warrant liability	(15)
Conversion of preferred stock warrants into common stock warrants	(1)
Balance at December 31, 2013	$—
On July 15, 2013, warrants to purchase convertible preferred stock were converted to warrants to purchase common stock eliminating the terms that caused the preferred stock warrants to be accounted for as a liability.

4. Balance Sheet Components
Investments
The following table summarizes the Company's available for sale investments as of December 31, 2014 (in thousands):

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$3,748	$2	$—	$3,750
Corporate debt securities	1 or less	33,379	—	(17)	33,362
Total		37,127	2	(17)	37,112
Long-term investments:
Corporate debt securities	1 to 2	3,439	—	(11)	3,428
Government agency debt securities	1 to 2	501	—	(1)	500
Total		3,940	—	(12)	3,928
Total investments		$41,067	$2	$(29)	$41,040
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
The following table summarizes the Company's available for sale investments as of December 31, 2013 (in thousands):

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$15,232	$14	$—	$15,246
Corporate debt securities	1 or less	14,930	—	(9)	14,921
Total		30,162	14	(9)	30,167
Long-term investments:
Corporate debt securities	1 to 2	1,514	—	(1)	1,513
Total		1,514	—	(1)	1,513
Total investments		$31,676	$14	$(10)	$31,680

Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	Useful Life	December 31,
	(in years)	2014	2013
Computer equipment and software	1.5 to 3 years	$53	$40
Office furniture and equipment	5 years	68	43
Total property and equipment, gross		121	83
Less: accumulated depreciation		(60)	(24)
Total property and equipment, net		$61	$59
Depreciation expense was $36,000 and $29,000 for the years ended December 31, 2014 and 2013, respectively.
Acquired intangible assets
The net book value of acquired intangible assets as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
Customer Agreements:	2014	2013
Carrying value	$410	$410
Accumulated amortization	(239)	(75)
Intangible assets, net	$171	$335
Weighted average remaining life (in years)	1.0	2.0
On July 15, 2013, the Company capitalized approximately $5.9 million of intangible assets acquired in the Merger.
In 2013, the Company recorded an impairment charge of intangible assets of $3.1 million and $2.2 million of intangible assets were reclassified to discontinued operations and assets held for sale. The Company recognized $164,000 and $295,000 as amortization expense on the intangible assets for the years ended December 31, 2014 and 2013, respectively. No impairment charges were recorded in 2014.
As of December 31, 2014 expected amortization expense related to our purchased intangible assets is approximately $171,000 during 2015.
Goodwill
Goodwill of $1.1 million was recorded pursuant to the Merger. Goodwill of $0.5 million was allocated to discontinued operations upon restructuring and disposal of Tranzyme Pharma, see Note 6. Discontinued Operations. There were no impairments to goodwill during the periods presented.
Accrued Liabilities
Accrued liabilities were as follows (in thousands):

	December 31,
	2014	2013
Payroll and related expenses	$678	$1,093
Clinical trials	897	417
Professional services	343	315
Other	48	77
	$1,966	$1,902

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
In accordance with the acquisition method of accounting, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition, based on valuations performed by a third party. The Company engaged a third party valuation firm to assist management in its analysis of the fair value of assets and liabilities acquired in the Merger with Tranzyme. All estimates, key assumptions, and forecasts were either provided by or reviewed by management. While the Company chose to utilize a third party valuation firm, the fair value analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.
In accordance with the acquisition method of accounting, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the date of acquisition.
The following table summarizes the preliminary determination of the purchase price to the assets acquired and liabilities assumed (in thousands):

Purchase Price
Cash and cash equivalents	$7,464
Accounts and investment tax credits receivable, net	636
Prepaid expenses and other assets	159
Fixed assets	744
Intangible assets	5,940
Goodwill	1,054
Accounts payable	(1,029)
Accrued and long-term liabilities	(1,307)
Deferred revenue	(137)
Total purchase price	$13,524
The following table includes the intangible assets identified as of the acquisition date and the estimated lives prior to impairment and reclassification to discontinued operations (in thousands, except for useful life):

	Continuing operations	Discontinued operations	Total	Useful life
Customer relationships	$3,700	$480	$4,180	2.5 to 5 years
Developed technology	—	1,760	1,760	5 years
Total	$3,700	$2,240	$5,940
The Company believes that the historical values of Tranzyme's current assets and current liabilities approximate their fair value based on the short-term nature of such items. Tranzyme's property and equipment consists of assets whose historical cost less depreciation approximated its fair value. The identifiable intangible assets are Tranzyme’s technology, which consists primarily of its intellectual property related to Tranzyme’s MATCH technology, and the estimated net present value of future cash flows from collaborative agreements to be generated from the MATCH technology used in the development activities.
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
6. Discontinued Operations
On September 11, 2013, the Company announced a restructuring plan related to the operations of Tranzyme Pharma. On December 13, 2013, the Company entered into a Technology Transfer and License Agreement with Genentech and Roche to sell certain Canadian fixed assets and materials, the MATCH technology and rights to the Genentech and Roche customer agreements and related intellectual property through licensing of patents for $4.0 million. The Company concluded that the operations of Tranzyme Pharma and related asset groups sold to Genentech and Roche were accounted for as discontinued operations as the operations and cash flows of the discontinued component and asset group were eliminated from ongoing operations of the Company and there would not be significant involvement in the component or asset group after the disposal transaction.
The Company recorded the disposition of assets sold to Genentech and Roche subject to the Technology Transfer and License Agreement in the first quarter of 2014, upon receipt of a “Notice of Completion” which was considered a substantive performance obligation in the agreement. Agreement consideration of $3.0 million was received in 2013 and was recorded as an accrued liability at December 31, 2013.

During the Year Ended December 31, 2014 the Company completed its obligations under the Technology Transfer and License Agreement with Genentech and Roche and recognized a gain on disposal of assets of $1.1 million within discontinued operations as detailed below (in thousands):

Year Ended December 31, 2014
Proceeds recognized pursuant to Technology Transfer and License Agreement	$4,000
Less carrying value of assets sold:
Intangibles assets	(2,053)
Property and equipment	(356)
Goodwill	(442)
Net gain on disposal of assets	$1,149
The results of Tranzyme Pharma and related asset groups are disclosed as discontinued operations in the Company’s Consolidated Statements of Operations and Comprehensive Loss for all periods presented (in thousands):

	Years Ended December 31,
	2014	2013
Revenue	$—	$467
Expenses:
Research and development	—	(1,134)
General and administrative	—	(220)
Amortization of intangibles	—	(187)
Restructuring settlements (charges)	68	(859)
Gain (loss) on disposal of assets	1,149	(86)
Other expense, net	(6)	(6)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	(12)	—
Net income (loss) from discontinued operations	$1,199	$(2,025)
The assets and liabilities of Tranzyme Pharma and related asset groups are presented as held for disposal in the Consolidated Balance Sheet as of December 31, 2013. There were no assets and liabilities recorded in discontinued operations as of December 31, 2014. The carrying amount of assets and liabilities are as follows (in thousands):

December 31, 2013
Prepaid expenses and other current assets	$178
Property and equipment, net	356
Intangible assets, net	2,053
Goodwill	442
Assets of discontinued operations	$3,029

Deposit on sale of assets	$3,000
Accounts payable	106
Accrued liabilities	397
Liabilities of discontinued operations	$3,503
Upon classification as held for disposal and discontinued operations, the assets and liabilities of Tranzyme Pharma Inc. and related asset groups were evaluated for impairment at the lower of carrying amount or fair value less disposal costs, no impairment loss was recorded.

Restructuring of Tranzyme Pharma (Sherbrooke, Quebec)
In September 2013, the Company approved a restructuring plan related to the operations of its wholly owned subsidiary, Tranzyme Pharma Inc. at its Sherbrooke, Quebec facility (the "Sherbrooke Facility") in order to focus its management and resources on the clinical development of OCR-002. In connection with the restructuring, the Company terminated all employees at the Canadian location, exited the Sherbrooke Facility and terminated certain contractual obligations. Restructuring charges of $0.9 million were recorded as a component of net loss from discontinued operations during the year ended December 31, 2013. During the year ended December 31, 2014, the Company paid and settled all of the remaining liabilities and recorded an adjustment related to discounts of $68,000 on certain shipping charges related to the restructuring of Tranzyme Pharma.
The following table summarizes the Company’s restructuring activities during the years ended December 31, 2014 and December 31, 2013 (in thousands):

	Post- Employment Benefits	Moving and Shipping Costs	Operating Activities	Total
Restructuring charges	$700	$114	$45	$859
Cash payments and other settlements	(308)	(15)	(34)	(357)
Accrued restructuring at December 31, 2013	$392	$99	$11	$502
Cash payments and other settlements	(392)	(31)	(11)	(434)
Settlement of certain restructuring charges	—	(68)	—	(68)
Accrued restructuring at December 31, 2014	$—	$—	$—	$—
7. License Agreements and Acquired Development and Commercialization Rights
Kureha Corporation
In July 2004, the Company in-licensed from Kureha Corporation ("Kureha") the technology and exclusive development and commercialization rights to its AST-120 product candidate for the treatment of liver and gastrointestinal disease for the territories of North America and Europe. The Company paid a $1.5 million up-front fee to Kureha. In March 2008, the Company amended the license agreement, in exchange for a payment of $0.5 million. In January 2014, the Company notified to Kureha that it had discontinued its work on AST-120, terminated the license and returned all rights to AST-120 to Kureha.
UCL Business PLC
In December 2008, the Company licensed rights to OCR-002 from UCL Business PLC, an entity affiliated with the University College London (“UCL”), for the exclusive worldwide rights to develop and commercialize OCR-002 and related technologies for any use. The agreement was amended in July 2011 and February 2013. As consideration for the license, the Company paid an up-front fee of $1.0 million.  The Company may be required to make future milestone payments to UCL totaling up to $20.0 million upon the achievement of various milestones related to clinical and regulatory events for OCR-002.  The Company may also be required to pay milestone payments totaling up to $35.0 million upon the achievement of various milestones related to future net sales of OCR-002. The Company is also obligated to pay tiered royalties in the low to mid-single digits on future net sales of the licensed product candidate.
Open Biosystems, Inc.
In October 2005, Tranzyme entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain intellectual property unrelated to Tranzyme's lead product candidates prior to the Merger and its MATCH drug discovery technology, as specified in the agreement. The Company earns royalties on annual net sales at rates that vary by licensed product category as defined in the agreement through 2017 or until the expiration date of the last-to-expire licensed patent or twelve years, whichever occurs last. Royalty revenue recognized from the licensing agreement was $141,000 and $85,000 for the years ended December 31, 2014 and 2013 respectively.

Bristol-Myers Squibb Company
In December 2009, Tranzyme entered into a two-year collaboration agreement with Bristol-Myers Squibb Company (“BMS”) to discover, develop and commercialize novel macrocyclic compounds, other than Tranzyme's product candidates and internal programs, directed against a limited number of targets of interest to BMS.
In fiscal year 2013, during the periodic reviews of the BMS collaboration agreement, the Company determined that BMS would terminate its efforts on the development of all macrocyclic compounds under development pursuant to collaboration agreement. The Company recorded an impairment charge of $3.1 million as a result. The Company does not expect to receive any future revenue associated with this collaboration agreement.
Lyric Pharmaceuticals, Inc.
During the year ended December 31, 2014 the Company entered into an Asset License and Purchase Agreement for the Sale and License of ulimorelin ("TZP-101"), the former lead compound of Tranzyme to Lyric Pharmaceuticals, Inc. (“Lyric”). Per the terms of the agreement, the Company received an up-front nonrefundable payment of $200,000 for the transfer of intellectual property and materials associated with TZP-101 and the licensing of associated patents with no further ongoing obligations to be performed by the Company. In addition, Lyric is solely responsible for the preclinical and clinical development of all products arising from the further development of TZP-101.
If successful, the Company could receive future consideration as a percentage of the proceeds received by Lyric upon its sale or license to a third party, and under certain conditions, clinical and regulatory milestones totaling up to $25.0 million plus royalty payments from potential product sales generated by TZP-101.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include convertible preferred stock, warrants, convertible notes payable and outstanding stock options under the stock option plan, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding. All shares and per share amounts for all periods presented in the following table have been adjusted retroactively to reflect the exchange for Tranzyme shares.
The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Years Ended December 31,
	2014	2013

Numerator
Net loss from continuing operations	$(24,624)	$(15,489)
Net income (loss) from discontinued operations	1,199	(2,025)
Net loss	$(23,425)	$(17,514)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	17,525,187	6,145,731
Net loss per share of common stock, basic and diluted:
Net loss per share from continuing operations	$(1.41)	$(2.52)
Net income (loss) per share from discontinued operations	0.07	$(0.33)
Net loss per share	$(1.34)	$(2.85)
Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows (in common equivalent shares on a weighted-average basis):

	Years Ended December 31,
	2014	2013

Convertible preferred stock	—	2,604,305
Convertible preferred stock warrants	—	11,243
Common stock warrants	938,743	259,908
Common stock options	1,887,130	624,511
Total	2,825,873	3,499,967
In addition to the potentially dilutive securities noted above, the Company had outstanding convertible notes payable and accrued interest that were converted into 186,217 shares of common stock upon completion of the Merger. The Company has excluded these convertible notes payable from the table above.

9. Convertible Notes Payable
In March 2012, the Company entered into a convertible note and warrant purchase agreement with existing investors. The Company issued an aggregate principal amount of $1.5 million of convertible notes in an initial closing in March 2012 (the "March 2012 Notes"). The March 2012 Notes had an interest rate of 6% per annum and had a maturity date of the earlier of (i) March 30, 2013, (ii) a change of control, or (iii) an event of default. In connection with the March 2012 Notes, the lenders received warrants to purchase 65,731 shares of the Company’s common stock (the "March Warrants") at an exercise price of $0.67 per share. The March Warrants of 26,292 shares have a seven year term expiring on March 30, 2019 and the June Warrants of 39,439 shares have a seven year term expiring on June 30, 2019.
In October 2012, the Company issued an aggregate amount of $1.5 million of convertible notes in a second closing with existing investors (the "October 2012 Notes"). The October 2012 Notes had an interest rate of 6% per annum and had a maturity date of the earlier of (i) October 1, 2013, (ii) a change of control, or (iii) an event of default. In connection with the October 2012 Notes, the lenders received warrants to purchase 65,731 shares of the Company’s common stock (the "October Warrants"). at an exercise price of $0.67 per share. The October Warrants have a seven-year term set to expire on October 1, 2019.
The common warrants issued in connection with the March 2012 Notes and October 2012 Notes became immediately exercisable at $0.67 per share.
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
The Company recorded an aggregate of $0.2 million of non-cash interest expense and amortization of debt discount related to the convertible notes payable for the years ended December 31, 2013.
Warrants
Common Stock Warrants
The fair value of the March Warrants was determined to be $32,000 upon issuance, which was recorded as a debt discount and amortized to interest expense using the effective interest method over the term of the March 2012 Notes.
The fair value of the October Warrants was determined to be $111,000, upon issuance, which was recorded as a debt discount and amortized to interest expense using the effective interest method over the term of the October 2012 Notes.

On July 15, 2013, warrants to purchase 19,243 shares of common stock of Tranzyme became warrants to purchase common stock of the Company in connection with the Merger.
On November 8, 2013, the Company closed on a private placement pursuant to the Securities Purchase Agreement and sold 3,940,887 shares of common stock and warrants exercisable for an aggregate of 788,177 shares of common stock for an aggregate purchase price of $28.0 million. The warrants have a five year life at an exercise price of $7.663 per share.
The following table summarizes the outstanding common stock warrants and the corresponding exercise price as of December 31, 2014 and 2013:

	Number of Warrants Outstanding at December 31		Per-Share Exercise
Issuance Date	2014	2013	Price	Expiration
12/3/2008	2,380	2,380	84.00	12/3/2015
9/30/2010	3,240	3,240	160.44	4/6/2016
1/31/2012	13,623	13,623	44.04	1/31/2022
3/30/2012	25,022	26,292	0.67	3/30/2019
6/30/2012	37,535	39,439	0.67	6/30/2019
10/1/2012	62,558	65,731	0.67	10/1/2019
11/8/2013	788,177	788,177	7.66	11/8/2018
Total	932,535	938,882
In December 2014, 6,347 warrants were exercised at an exercise price of $0.67 price per share in a cashless exercise with 5,604 shares of common stock being issued.
10. Stockholders’ Equity
Convertible Preferred Stock
Pursuant to the Merger, Private Ocera’s convertible notes payable plus accrued interest were converted to Series C convertible preferred stock at a rate of $2.04858 per share. Immediately thereafter, all shares of Private Ocera’s Series A, Series B and Series C convertible preferred stock was converted into shares of Private Ocera's common stock on a share for share basis. All resultant Private Ocera common stock was exchanged for 5,026,542 shares of Tranzyme common stock at a rate of one Private Ocera share for 0.11969414 Tranzyme shares.
Common Stock
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
At the effective time of the Merger, each outstanding share of Private Ocera's common stock was converted into shares of Tranzyme's common stock at the Exchange Ratio, with cash paid in lieu of any fractional shares.
Pursuant to the Securities Purchase Agreement dated April 23, 2013, immediately following the consummation of the Merger, the combined company sold 3,317,976 shares of common stock for approximately $20.0 million of its common stock to the parties at a per share purchase price of $6.0264 (the "Financing"). Issuance costs of $26,000 were charged to additional paid-in capital.
On November 8, 2013, the Company closed on a private placement pursuant to the Securities Purchase Agreement and sold an aggregate of 3,940,887 shares of common stock and warrants to purchase an additional 788,177 shares of common stock for an aggregate purchase price of $28.0 million. The warrants may be exercised at any time at an exercise price of $7.663 per share and have a five year life. Issuance costs of $1.5 million were charged to additional paid-in capital.
On July 10, 2014 the Company completed an underwritten public offering of its common stock in which 4,200,000 shares of common stock were sold for gross proceeds from the offering of $25.2 million. Issuance costs of $1.8 million were charged to additional paid-in capital.

Shares Reserved for Future Issuance
The Company has reserved shares of its common stock for future issuance as of December 31, 2014 as follows:

December 31, 2014
Stock options outstanding	2,086,602
Shares available for grant under stock option plans	342,210
Outstanding warrants	932,535
Total shares reserved for future issuance	3,361,347
11. Stock Options
In 2005, the Company adopted the Ocera Therapeutics, Inc. 2005 Stock Plan (the "Plan"). At the effective time of the Merger, each outstanding stock option to purchase common stock of Private Ocera under the Plan not exercised immediately prior to the effective time of the Merger, whether or not vested, was assumed by the Company and became exercisable for shares of the registrant’s common stock in accordance with the terms of the Merger Agreement and the Company assumed the 2005 Plan. Upon completion of the Merger, no options remain available for future grant under the 2005 Plan.
On July 15, 2013, in connection with the Merger, the Company assumed the existing Tranzyme 2011 Stock Option and Incentive Plan (the "2011 Plan"), which authorized the issuance of 302,328 shares of common stock under the 2011 Plan.
On August 13, 2013, the Company’s board of directors approved an amendment to the 2011 Plan to increase the maximum number of shares that may be issued under the 2011 Plan from 302,328 to 2,302,328 shares. In connection with this amendment, the Company’s board of directors authorized the grant of 1,454,200 common stock options to its employees. On August 30, 2013, the Company’s board of directors authorized the grant of 140,000 common stock options to non-employee members of the board of directors. The amendment to the 2011 Plan and the common stock option grants were subject to stockholder approval within twelve months from August 13, 2013. The amendment to the 2011 Plan was approved by stockholders on December 19, 2013. Given that the issuance of stock options granted on August 13, 2013 and August 30, 2013 options were subject to shareholder approval of the increase in the number of shares issuable to the 2011 Plan, the Company concluded the grant date for accounting purposes to be December 19, 2013, the date of shareholder approval.

A summary of the Company's stock option activity and related information are as follows:

				Weighted-avg
	Shares		Weighted-avg	Remaining	Aggregate
	Available	Stock Options	Exercise Price	Contractual	Intrinsic
	for Grant	Outstanding	Per Share	Life (in Years)	Value
					(in thousands)
Balance at December 31, 2012	39,226	692,709	$1.42	6.13	$368
Adjustments to authorized shares upon assumption of the 2011 Plan	33,185	—
Stock options assumed in Merger	(217,115)	217,115	$44.52
Additional shares authorized	2,000,000	—
Stock options granted	(1,414,650)	1,414,650	$7.75
Stock options exercised	—	(88,465)	$0.92		650
Stock options cancelled	322,221	(326,240)	$14.68
Balance at December 31, 2013	762,867	1,909,769	$8.77	8.58	$11,818
Stock options granted	(1,007,500)	1,007,500	$7.44
Stock options exercised	—	(243,824)	$1.72		2,719
Stock options cancelled	586,843	(586,843)	$12.13
Balance at December 31, 2014	342,210	2,086,602	$8.01	8.63	$871

At December 31, 2014:
Vested and expected to vest		2,010,354	$8.03	8.60	$864
Exercisable		578,712	$9.04	6.81	$762
The Company’s stock options generally vest over one to four years and have a ten-year term. Stock options issued under the Plan are exercisable in advance of becoming vested. Stock options assumed in the Merger were fully vested on the date of Merger. As of December 31, 2014 no shares were subject to repurchase. At December 31, 2014, the intrinsic values of outstanding, vested and expected to vest and exercisable options were determined by multiplying the number of shares by the difference between the exercise price of the options and the fair value of the common stock. The total estimated grant date fair value of stock options vested during the year ended December 31, 2014 is $4.1 million.
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
Stock-Based Compensation
The Company's results of operations for the years ended December 31, 2014 and 2013 included stock-based compensation expense of $4.7 million and $0.5 million, respectively.
The Company recognized stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2014	2013

Research and development	$1,595	$68
General and administrative	3,091	439
Total	$4,686	$507

Stock Option Valuation Assumptions
The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model for the years ended December 31, 2014 and 2013 to determine the fair value of stock options granted during each period.

Years Ended December 31,
	2014	2013
Expected dividend yield	—%	—%
Risk-free interest rates	1.74% - 2.01%	0.06% - 2.02%
Expected term (in years)	6.08 - 6.62	0.25 - 6.08
Expected volatility	95% - 102%	52% - 100%
The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.
Expected Dividend - The expected dividend assumption is based on the Company's history and expectation of dividend payouts.
Risk-Free Interest Rate - The risk-free rate assumption is based on the U.S. Treasury instruments the terms of which were consistent with the expected term of the Company's stock options.
Expected Term - The expected term of stock options represents the weighted-average period the stock options are expected to be outstanding. The Company has opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options. The Company's expected term for employee stock options is generally estimated to be 6.08 years. In 2014, the Company amended the non-employee director compensation policy to amend the exercise period of new awards from three months to one year following termination of services. The Company uses historical experience to estimate the expected term of awards granted with the extended exercise period. The Company's expected term for non-employee director options with the extended term is estimated to be 6.62 years.
Expected Volatility - The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company's common stock becomes available.
Forfeiture Rate - ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The Company may elect to use different assumptions under the Black-Scholes option-pricing model in the future. Future expense amounts for any particular period could be affected by changes in the Company's assumptions. Authoritative literature provides that it is reasonable for a company to continue to use the simplified method of determining the expected option term when a company has insufficient historical exercise data to provide a reasonable basis to estimate the expected option term. The Company expects to continue to use the simplified method for determining its expected employee option term because there is a limited amount of historical exercise data from which to form a reasonable basis to estimate the expected term of the Company's stock options. During the years ended December 31, 2014 and 2013, the fair value of stock options granted were $5.7 million and $15.8 million, respectively. As of December 31, 2014, the Company had $11.3 million of unrecognized stock-based compensation costs which is expected to be recognized over a weighted average period of 2.97 years.
In September 2014, the Company modified the terms of an existing stock option to an executive to extend the period of time to exercise the vested stock options from three month to one year following the termination of employment. $51,000 of stock compensation expense was recorded pursuant to this modification.
In June and September 2014, the Company issued performance based stock options to two executives and modified an outstanding stock option agreement to accelerate vesting for a third executive based on the achievement of certain performance conditions. The performance conditions were not achieved by December 31, 2014 and the performance based awards and modified award were canceled. There was no stock compensation expense recorded for these performance based awards.

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
12.  Income Taxes
The following is a geographical breakdown of consolidated loss before income taxes by income tax jurisdiction for continuing operations (in thousands):

	Years Ended December 31,
	2014	2013
United States	$(24,624)	$(15,489)
Foreign	—	—
Total	$(24,624)	$(15,489)
No provision for federal or state income taxes has been recorded, as the Company has incurred cumulative net operating losses since inception. A reconciliation of the loss from continuing operations at the federal statutory tax rate of 34% to the Company's effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2014	2013
Income tax (benefit) at statutory rate	$(8,372)	$(5,267)
State income tax, net of federal benefit	(4,411)	(225)
Permanent items	1,098	516
Credits	(2,810)	(198)
Refinement of §382 limitation	—	(23,816)
Unrecognized tax benefits	—	1,840
Change in valuation allowance	14,610	26,549
Other	(115)	601
Provision for income taxes	$—	$—
Components of the Company's deferred tax assets and liabilities for federal income tax purposes are as follows (in thousands):

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$36,066	$25,967
Credits	5,659	2,760
Equity compensation	2,121	531
Accrued expenses and other reserves	6	37
Gross deferred tax assets	43,852	29,295
Valuation allowance	(43,838)	(29,228)
Net deferred tax assets	14	67
Deferred tax liabilities:
Fixed assets	(7)	(17)
Intangible assets	(7)	(50)
Net deferred tax liabilities	(14)	(67)
Net deferred tax assets (liabilities):	$—	$—
The Company has evaluated the evidence bearing upon the realizability of its net deferred tax assets including the Company's history of operating losses and has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2014 and 2013.
Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As of December 31, 2014, the Company has $91.8 million of U.S. federal net operating loss (NOL) carryforwards and $5.4 million of Orphan Drug Credit carryforwards, and $2.5 million of U.S. federal research and development carryforwards available for use, all of which have a full valuation allowance and will begin to expire in 2019 unless utilized.
Not included in the deferred income tax asset balance at December 31, 2014 is approximately $0.4 million which pertains to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.
As of December 31, 2014, the Company has North Carolina net economic loss carryforwards of approximately $5.4 million, which will begin to expire in 2022 unless utilized. As of December 31, 2014, the Company has California state net operating loss carryforwards of approximately $68.6 million, which have begun to expire as of 2014, and $2.4 million of California research and development carryforwards that do not expire.
Additional limitations as to the ability to use net operating loss or tax credit carryforwards may arise if the Company experiences an ownership change in subsequent years.
The Company adopted accounting guidance related to accounting for uncertainty in income taxes on January 1, 2007, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2014, the Company had $3.8 million of unrecognized tax benefits. A reconciliation of the current and prior year changes to the Company’s unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits as of December 31, 2012	$—
Increases in prior period positions	1,761
Increases in current period positions	79
Unrecognized tax benefits as of December 31, 2013	$1,840
Increases in prior period positions	647
Increases in current period positions	1,286
Unrecognized tax benefits as of December 31, 2014	$3,773
As of December 31, 2014, no unrecognized tax benefits are included in the balance sheet that would, if recognized, affect the Company's effective tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company does not anticipate the total amount of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. The Company determined that no accrual for interest and penalties was required as of December 31, 2014.
The statute of limitations for assessment by the Internal Revenue Service (IRS) and state tax authorities is open for tax years ended December 31, 2011 through 2014, although carryforward attributes that were generated prior to tax year 2011 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.
13. Retirement Savings Plan
The Company provides a qualified 401(k) savings plan for its employees. All employees are eligible to participate, provided they meet the requirements of the plan. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Following the Merger, the Company provides a contribution on the first 3% of an employee's eligible compensation subject to statutory limitations as proscribed by law. For the years ended December 31, 2014, and December 31, 2013 the Company recorded $107,000 and $58,000 of expense, respectively, for 401(k) contributions.

14. Commitments and Contingencies
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
Leases
In October 2013, the Company entered into an agreement to lease office space located at 525 University Avenue, Palo Alto, California for the period October 10, 2013 through May 31, 2015. These premises serve as the Company's corporate headquarters.
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
Rent expense was $0.2 million, $0.3 million for the years ended December 31, 2014 and 2013. The following is a schedule of non-cancellable future minimum lease payments for operating leases at December 31, 2014 (in thousands):

Year Ended December 31,
2015	$200
2016	18
Total	$218

15. Summary of Operations by Quarter (Unaudited)
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31, 2014:	Quarter
	First	Second	Third	Fourth
Revenue	$45	$33	$233	$30
Operating expenses	$5,240	$7,288	$6,912	$5,579
Net loss from continuing operations	$(5,182)	$(7,243)	$(6,661)	$(5,538)
Net loss	$(4,065)	$(7,223)	$(6,603)	$(5,534)
Net loss per share from continuing operations—basic and diluted	$(0.34)	$(0.46)	$(0.34)	$(0.28)
Net loss per share—basic and diluted	$(0.27)	$(0.46)	$(0.34)	$(0.28)
Shares used to compute net loss per share—basic and diluted	15,421,234	15,539,053	19,330,888	19,742,245
Year Ended December 31, 2013:	Quarter
	First	Second	Third	Fourth
Revenue	$—	$—	$33	$52
Operating expenses	$640	$2,017	$6,089	$6,668
Net loss from continuing operations	$(731)	$(2,087)	$(6,065)	$(6,606)
Net loss	$(731)	$(2,087)	$(7,402)	$(7,294)
Net loss per share from continuing operations—basic and diluted	$(1.15)	$(3.24)	$(0.63)	$(0.48)
Net loss per share—basic and diluted	$(1.15)	$(3.24)	$(0.77)	$(0.54)
Shares used to compute net loss per share—basic and diluted	637,221	643,674	9,669,825	13,632,204
Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.          Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Inherent Limitations Over Internal Controls
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).   The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of its financial statements in accordance with generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Under the supervision of our Chief Executive Officer and our Chief Financial Officer with the participation of our management, the company has conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - 2013 Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.  Such disclosure controls and procedures were effective in ensuring information required to be disclosed by Ocera in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst &Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

Item 9B.    Other Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Ocera Therapeutics, Inc.

We have audited Ocera Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ocera Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Ocera Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ocera Therapeutics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2014 of Ocera Therapeutics, Inc. and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 13, 2015

Part III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Part IV.

 Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules:
1. Financial Statements
The following are included in Item 8 of this report:
2. Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.
3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits- The following exhibits are filed as part of, or incorporated by reference into, this report:
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

4.3
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

4.8	Form of Warrant to Purchase Stock issued by the Company on January 31, 2012. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on February 1, 2012).

4.9
Form of Common Stock Purchase Warrants, dated March 30, 2012, issued by Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.) (Incorporated by reference to Exhibit 4.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

4.10
Form of Common Stock Purchase Warrants, dated October 1, 2012, issued by Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.) (Incorporated by reference to Exhibit 4.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

4.11	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 7, 2013).

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

10.2
Ocera Therapeutics, Inc. Amended and restated Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2014.).

10.3†
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

10.4†
2005 Stock Plan of Ocera Therapeutics, Inc. (now known as Ocera Subsidiary, Inc.), as amended (the “2005 Plan”) (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 14, 2013).

10.5†
Form of Notice of Stock Option Grant (Traditional Vesting) pursuant to the 2005 Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.6†
Form of Notice of Stock Option Grant (Single Trigger) pursuant to the 2005 Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.7†
Form of Notice of Stock Option Grant (Double Trigger) pursuant to 2005 Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.8†
Ocera Therapeutics, Inc. Second Amended and Restated 2011 Stock Option and Incentive Plan, together with forms of award agreements (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2013).

10.9†
Agreement of Employment dated as of December 19, 2013 by and between the Company and Linda Grais (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2013).

10.10†
Agreement of Employment dated as of December 19, 2013 by and between the Company and Jeryl Hilleman (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2013).

10.11†
Agreement of Employment dated as of December 19, 2013 by and between the Company and Franck S. Rousseau (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 24, 2013).

10.12†
Agreement of Employment dated as of April 30, 2014 by and between the Company and Gaurav Aggarwal (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2014).

10.13†	Employment Agreement dated August 5, 2014 by and between the Company and Rajiv Patni (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2014).

10.14†
Employment Agreement dated June 17, 2014 by and between the Company and Michael Byrnes (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2014).

10.15†
Consulting Agreement dated as of June 2, 2014 by and between the Company and Danforth Advisors (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.16
Office Lease, dated as of November 28, 2011, by and between the Company and James Campbell Company LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on 8-K filed on December 1, 2011).

10.17
First Amendment to the Lease Agreement dated August 29, 2014 by and between James Campbell, LLC and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.18
Securities Purchase Agreement, dated as of April 23, 2013, by and among the Company and certain shareholders of Ocera Therapeutics, Inc. named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed on April 29, 2013).

10.19
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

+ Attached as Exhibits 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (deficit) , (iv) the Consolidated Statements of Cash Flows and (v) related Notes to these Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	March 13, 2015	By:	/s/Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Linda S. Grais, M.D.	President and Chief Executive Officer	March 13, 2015
Linda S. Grais, M.D.

/s/Michael Byrnes	Chief Financial Officer and Treasurer	March 13, 2015
Michael Byrnes	(Principal Financial and Accounting Officer)

/s/Eckard Weber, M.D.	Chairman of the Board of Directors	March 13, 2015
Eckard Weber, M.D.

/s/Jean-Paul Castaigne, M.D.	Director	March 13, 2015
Jean-Paul Castaigne, M.D.

/s/Lars G. Ekman, M.D., Ph.D.	Director	March 13, 2015
Lars G. Ekman, M.D., Ph.D.

/s/Steven P. James	Director	March 13, 2015
Steven P. James

/s/Nina Kjellson	Director	March 13, 2015
Nina Kjellson

/s/Michael Powell, Ph.D.	Director	March 13, 2015
Michael Powell, Ph.D.

/s/Anne M. VanLent	Director	March 13, 2015
Anne M. VanLent

/s/Wendell Wierenga, Ph.D.	Director	March 13, 2015
Wendell Wierenga, Ph.D.