Form 10-Q
period 2015-03-31
Ocera Therapeutics, Inc.
filed 2015-05-07
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock as of April 30, 2015 was 19,747,362.

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
These forward-looking statements include, but are not limited to, statements about:

•	the timing, design, implementation and success of our clinical trials for OCR-002;

•	our ability to enroll patients, and the timing of enrollment, in our Phase 2b clinical trial of OCR-002;

•	our ability to obtain U.S. and foreign regulatory approval for OCR-002 and the ability of OCR-002 to meet existing or future regulatory standards;

•	the progress, timing and amount of expenses associated with our research, development and commercialization activities for OCR-002;

•
the therapeutic benefits, effectiveness and safety of OCR-002; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our intention to seek, and our ability to establish strategic collaborations or partnerships for the development or sale of OCR-002 and the effectiveness of such collaborations or partnerships;

•	our expectations as to future financial performance, cash and expense levels and liquidity sources; and

•	other risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Unless the context requires otherwise, references in this Quarterly Report to “we,” “us” and “our” refer to Ocera Therapeutics, Inc. and its subsidiaries.

OCERA THERAPEUTICS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

Ocera Therapeutics, Inc. Consolidated Balance Sheets (In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,294	$10,127
Short-term investments, available-for-sale	33,659	37,112
Accounts receivable	31	62
Prepaid expenses and other current assets	543	970
Total current assets	44,527	48,271
Property and equipment, net	53	61
Long-term investments	2,169	3,928
Deposits	—	26
Intangible assets, net	130	171
Goodwill	595	595
Total assets	$47,474	$53,052
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	1,029	941
Accrued liabilities	1,958	1,966
Total liabilities	2,987	2,907
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock - $0.00001 par value, 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2015 and December 31, 2014.	—	—
Common stock - $0.00001 par value, 100,000,000 shares authorized, 19,747,362 shares issued and outstanding at March 31, 2015 and December 31, 2014.	—	—
Additional paid-in capital	156,048	155,083
Accumulated other comprehensive income (loss)	1	(27)
Accumulated deficit	(111,562)	(104,911)
Total stockholders' equity	44,487	50,145
Total liabilities and stockholders' equity	$47,474	$53,052

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Consolidated Statements of Operations and Comprehensive Loss (In Thousands, Except Share and Per Share Amounts) (unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Royalty revenue	$31	$45
Total revenue	31	45
Operating expenses:
Research and development	4,398	2,466
General and administrative	2,256	2,733
Amortization of intangibles	41	41
Total operating expenses	6,695	5,240
Other income (expense)	13	13
Net loss from continuing operations	(6,651)	(5,182)
Net income from discontinued operations (including gain on disposal of $1,149)	—	1,117
Net loss	$(6,651)	$(4,065)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.34)	$(0.34)
Net income per share from discontinued operations, basic and diluted	—	0.07
Net loss per share, basic and diluted	$(0.34)	$(0.27)
Weighted average number of shares used to compute net loss per share of common stock, basic and diluted	19,747,362	15,421,234

Other comprehensive loss:
Net loss	$(6,651)	$(4,065)
Unrealized gain on investments	28	2
Comprehensive loss	$(6,623)	$(4,063)

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Consolidated Statements of Cash Flows (In Thousands) (unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(6,651)	$(4,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income from discontinued operations	—	(1,117)
Depreciation	8	10
Amortization of intangibles	41	41
Stock based compensation	965	1,375
Accretion of premium on investment securities	154	95
Changes in operating assets and liabilities:
Accounts receivable	31	47
Prepaid expenses and other assets	453	(57)
Accounts payable	88	(406)
Accrued liabilities	(8)	(896)
Net cash used in continuing operating activities	(4,919)	(4,973)
Net cash used in discontinued operating activities	—	(412)
Net cash used in operating activities	(4,919)	(5,385)
Investing activities
Purchases of property and equipment	—	(2)
Purchase of short-term and long-term investments	(13,414)	(5,371)
Sale and maturities of short-term and long-term investments	18,500	4,250
Net cash provided by (used in) continuing investing activities	5,086	(1,123)
Net cash provided by discontinued investing activities	—	1,000
Net cash provided by (used in) investing activities	5,086	(123)
Financing activities
Proceeds from exercise of common stock options	—	396
Net cash provided by continuing financing activities	—	396
Net increase (decrease) in cash and cash equivalents	167	(5,112)
Cash and cash equivalents—beginning of period	10,127	15,533
Cash and cash equivalents—end of period	$10,294	$10,421

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc.
Notes to Unaudited Consolidated Financial Statements

1. The Company
Ocera Therapeutics, Inc. (the "Company") is a clinical-stage biopharmaceutical company focused on the development and commercialization of OCR-002 (ornithine phenylacetate). OCR-002 is an ammonia scavenger which has been granted orphan drug designation and Fast Track status from the U.S. Food and Drug Administration to treat hyperammonemia and associated hepatic encephalopathy in patients with liver cirrhosis, acute liver failure and acute liver injury.
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
The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. As of March 31, 2015, the Company has incurred losses since inception of $111.6 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of OCR-002 and as it expands its corporate infrastructure. Based on the Company's current operating plan, the Company believes its working capital is sufficient to fund its operations through at least the next twelve months.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States of America generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.
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

3. Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2015, and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions:
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
Assets measured at fair value on a recurring basis as of March 31, 2015 are as follows (in thousands):

	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$9,364	$9,364	$—	$—
Commercial paper	5,249	—	5,249	—
Corporate debt securities	30,079	—	30,079	—
Government agency debt securities	500	—	500	—
Total assets	$45,192	$9,364	$35,828	$—
Assets measured at fair value on a recurring basis as of December 31, 2014 are as follows (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$9,171	$9,171	$—	$—
Commercial paper	3,750	—	3,750	—
Corporate debt securities	36,790	—	36,790	—
Government agency debt securities	$500	$—	$500	$—
Total assets	$50,211	$9,171	$41,040	$—

4. Balance Sheet Components
Investments
The following table summarizes the Company's available for sale investments as of March 31, 2015 (in thousands):

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$5,244	$5	$—	$5,249
Corporate debt securities	1 or less	28,414	—	(4)	28,410
Total		33,658	5	(4)	33,659
Long-term investments:
Corporate debt securities	1 to 2	1,669	—	—	1,669
Government agency debt securities	1 to 2	500	—	—	500
Total		2,169	—	—	2,169
Total investments		$35,827	$5	$(4)	$35,828
The following table summarizes the Company's available for sale investments as of December 31, 2014 (in thousands):

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$3,748	$2	$—	$3,750
Corporate debt securities	1 or less	33,379	—	(17)	33,362
Total		37,127	2	(17)	37,112
Long-term investments:
Corporate debt securities	1 to 2	3,439	—	(11)	3,428
Government agency debt securities	1 to 2	501	—	(1)	500
Total		3,940	—	(12)	3,928
Total investments		$41,067	$2	$(29)	$41,040
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

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	Useful Life	March 31,	December 31,
	(in years)	2015	2014
Computer equipment and software	1.5 to 3 years	$53	$53
Office furniture and equipment	5 years	68	68
Total property and equipment, gross		121	121
Less: accumulated depreciation		(68)	(60)
Property and equipment, net		$53	$61
Depreciation expense was $8,000 and $10,000 for the three months ended March 31, 2015 and 2014 respectively.
Acquired Intangible Assets
The net book value of acquired intangible assets were as follows (in thousands):

	March 31,	December 31,
Customer Agreements:	2015	2014
Carrying value	$410	$410
Accumulated amortization	(280)	(239)
Intangible assets, net	$130	$171
Weighted average remaining life (in years)	0.75	1.00
The Company recognized $41,000 as amortization expense on the intangible assets for the three months ended March 31, 2015 and 2014. No impairment charges were recorded.
As of March 31, 2015, expected amortization expense related to our purchased intangible assets is approximately $130,000 during 2015.
Accrued Liabilities
Accrued liabilities were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Clinical trials	$1,342	$897
Payroll and related expenses	400	678
Professional services	140	343
Other	76	48
Total	$1,958	$1,966

5. Stock Based Compensation
The Company’s stock option activity and related information for the three months ended March 31, 2015 was as follows (in thousands, except share and per share data):

				Weighted-avg.
	Shares		Weighted-avg.	Remaining	Aggregate
	Available	Stock Options	Exercise Price	Contractual	Intrinsic
	for Grant	Outstanding	Per Share	Life (in Years)	Value

Balance at December 31, 2014	342,210	2,086,602	$8.01	8.63	$871
Stock options granted	(12,000)	12,000	$4.50
Stock options cancelled	57,417	(57,417)	$7.49
Stock options exercised	—	—	$—
Balance at March 31, 2015	387,627	2,041,185	$8.00	8.32	$522

At March 31, 2015:
Vested and expected to vest		1,978,575	$8.02	8.29	$522
Exercisable		658,253	$8.95	6.65	$519
The aggregate intrinsic value of options exercised under all option plans was $0 and $2.6 million for the three months ended March 31, 2015 and 2014, respectively, determined as of the date of option exercise.
The Company recognized stock based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$209	$465
General and administrative	756	910
Total	$965	$1,375
As of March 31, 2015, there were unrecognized compensation costs of $9.8 million related to stock options and the Company expects to recognize those costs over a weighted average period of 2.74 years.
Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected dividend yield	—	—
Risk-free interest rates	1.52%	2.01%
Expected life in years	6.08	6.08
Expected volatility	91%	102%

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
During the three months ended March 31, 2014, the Company completed its obligations under the Technology Transfer and License Agreement with Genentech and Roche and recognized a gain on disposal of assets of $1.1 million within discontinued operations. There were no income or losses recorded in discontinued operations for the period ended March 31, 2015.
The results of Tranzyme Pharma and related asset groups are disclosed as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for the period ended March 31, 2014 (in thousands):

Three Months Ended
March 31, 2014
Proceeds recognized pursuant to Technology Transfer and License Agreement	$4,000
Less carrying value of assets sold:
Intangibles assets	(2,053)
Property and equipment	(356)
Goodwill	(442)
Net gain on disposal of assets	1,149
Other expenses of discontinued operations	(3)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	(29)
Net income from discontinued operations	$1,117

7. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities which include warrants and outstanding stock options under the stock option plan have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position. All share and per share amounts for all periods presented in the following table have been adjusted retroactively to reflect the exchange for Tranzyme shares as of the date of the Merger.

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Numerator
Net loss from continuing operations	$(6,651)	$(5,182)
Net income from discontinued operations	—	1,117
Net loss	$(6,651)	$(4,065)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	19,747,362	15,421,234
Net loss per share of common stock, basic and diluted
Net loss per share from continuing operations	$(0.34)	$(0.34)
Net income per share from discontinued operations	—	0.07
Net loss per share	$(0.34)	$(0.27)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Common stock warrants	932,535	938,882
Common stock options	2,039,050	1,758,820
Total	2,971,585	2,697,702

8. Commitments and Contingencies
From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business. Any of these claims could subject the Company to costly legal expenses and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, its insurance carriers may deny coverage or its policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company's consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company's reputation and business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company's consolidated results of operations or financial position.
Rent expense was $57,000 and $52,000 for the three months ended March 31, 2015 and 2014, respectively.
The following is a schedule of non-cancellable future minimum lease payments for operating leases as of March 31, 2015 (in thousands):

Years ending December 31:
2015 (Remaining Nine Months)	$140
2016	18
Total	$158

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, our actual results could differ materially from those anticipated in these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
OCR-002 has been granted orphan drug designation and Fast Track status by the U.S. Food and Drug Administration, or FDA, for the treatment of hyperammonemia and resultant HE in patients with acute liver failure and acute on chronic liver disease. In pre-clinical studies, OCR-002 significantly reduced arterial ammonia in an animal model of chronic liver disease and significantly reduced arterial ammonia, brain ammonia and intracranial pressure in a second animal model of acute liver failure. In 2012, we completed a Phase 1 pharmacokinetic and safety clinical trial of the intravenous form of OCR-002. A Phase 2a investigator-sponsored study in Spain evaluated OCR-002 in patients with upper gastrointestinal bleeding associated with liver cirrhosis. In the first part of this study, a 10-patient open label safety cohort, OCR-002 was shown to lower ammonia when administered as a continuous intravenous infusion of up to 10 grams per 24 hours. In February 2015, we announced the preliminary topline results of the second part of this study, which was a randomized, placebo-controlled cohort of 38 patients. The data showed that OCR-002 lowered ammonia by 19.6% over the first 12 hours, compared to 3.2% over the first 12 hours in the placebo group, but this difference did not reach statistical significance. A statistically significant difference in urinary excretion of ammonia, as measured by phenylacetylglutamine, or PAGN, the key ammonia elimination pathway for OCR-002, was observed and OCR-002 demonstrated a favorable safety profile and appeared to be well tolerated.
We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial to evaluate the safety and efficacy of intravenous administration of OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. In March 2015, an independent data monitoring committee, or DMC, conducted an interim analysis, reporting that the trial was not futile and that no drug related safety signals were observed. In addition, the DMC recommended that we continue the study and increase target enrollment from 140 patients to approximately 230 patients. As a result of the DMC’s recommendation, we expect to complete trial enrollment in the second half of 2016. This expectation is based on an assumption that we continue to enroll at least 10 patients per month, which has been our average in the first four months of 2015. In addition, there is an investigator-sponsored Phase 2a clinical trial being conducted by the National Institute of Health, or NIH, to evaluate the safety of OCR-002 in patients with hyperammonemia and HE due to acute liver failure or injury.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to each of our critical accounting areas. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.
Merger with Tranzyme, Inc.
On July 15, 2013, Terrapin Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Tranzyme, Inc., a Delaware corporation, or Tranzyme, completed its merger, or the Merger, with and into Ocera Therapeutics, Inc., a private Delaware corporation, or Private Ocera.  Private Ocera is considered the acquiring company in the Merger for accounting purposes.  In connection with the Merger, the combined company changed its name to Ocera Therapeutics, Inc. and the name of Private Ocera was changed to Ocera Subsidiary, Inc.
Results of Operations
Three Months Ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2015	2014
Revenue:
Royalty revenue	$31	$45	$(14)	(31)%
Total Revenue	31	45	(14)	(31)%
Operating expenses:
Research and development	4,398	2,466	1,932	78%
General and administrative	2,256	2,733	(477)	(17)%
Amortization of intangibles	41	41	—	—%
Total operating expenses	6,695	5,240	1,455	28%
Total other income (expense)	13	13	—	—%
Net loss from continuing operations	(6,651)	(5,182)	(1,469)	28%
Net income from discontinued operations	—	1,117	(1,117)	(100)%
Net loss	$(6,651)	$(4,065)	$(2,586)	64%
Revenues
We generated $31,000 in revenue for the three months ended March 31, 2015 compared to $45,000 in revenue for the three months ended March 31, 2014. The revenue in both periods was attributable to a license agreement, which we acquired from Tranzyme in connection with the Merger.
Costs and Expenses
Research and Development Expenses
Our research and development expenses increased by $1.9 million, or 78%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in expenses was due to the continued steady progress of our development program for OCR-002, including the ongoing enrollment and site activation of our Phase 2b trial for OCR-002.
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
General and Administrative Expenses
Our general and administrative expenses decreased by $0.5 million, or 17%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in general and administrative expense was due primarily to a decrease in our costs associated with legal and outside services fees.
We expect that our general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio and potentially expand our infrastructure.
Amortization of intangibles
We recognized $41,000 for the amortization of the intangible assets for the three months ended March 31, 2015 and three months ended March 31, 2014.
Net income from discontinued operations
During the three months ended March 31, 2014, we completed our obligations under the Technology Transfer and License Agreement with Genentech, Inc. and F. Hoffman-La Roche, Ltd., and recognized a gain on disposal of assets of $1.1 million within discontinued operations. There was no income or loss recorded within discontinued operations for the period ended March 31, 2015.
The following table summarizes the results of discontinued operations for the three months ended March 31, 2014 (in thousands):

Three Months Ended
March 31, 2014
Proceeds recognized pursuant to Technology Transfer and License Agreement	$4,000
Less carrying value of assets sold:
Intangibles assets	(2,053)
Property and equipment	(356)
Goodwill	(442)
Net gain on disposal of assets	1,149
Other expenses of discontinued operations	(3)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	(29)
Net income from discontinued operations	$1,117

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash flow from:
Continuing operating activities	$(4,919)	$(4,973)
Discontinued operating activities	—	(412)
Continuing investing activities	5,086	(1,123)
Discontinued investing activities	—	1,000
Continuing financing activities	—	396
Net increase (decrease) in cash and cash equivalents	$167	$(5,112)
Comparison of the Three Months Ended March 31, 2015 and 2014
The primary use of cash in continuing operating activities for the three months ended March 31, 2015 was the result of our net loss from continuing operations of $6.7 million plus changes in working capital of $0.6 million. These changes were partially offset by non-cash charges of $1.2 million including depreciation expense, share-based compensation expense, amortization of intangible assets acquired in the Merger and accretion of premiums on investment securities. Cash used in continuing operating activities for the three months ended March 31, 2014 was related primarily to our net loss of $5.2 million, partially offset by non-cash charges of $1.5 million including depreciation expense, share-based compensation expense, amortization of intangible assets acquired in the Merger and accretion of premiums on investment securities.
Cash used in discontinued operating activities for the three months ended March 31, 2014 was due primarily to payment of accrued liabilities of discontinued operations.
Cash provided by continuing investing activities for the three months ended March 31, 2015 related to $18.5 million of investment maturities partially offset by purchases of short-term and long-term investments of $13.4 million. For the three months ended March 31, 2014, net cash used by continuing investing activities related to purchases of short-term and long-term investments of $5.4 million, partially offset by $4.3 million of investment maturities and purchases of property and equipment.
Cash provided by discontinued investing activities represents cash proceeds related to the Technology Transfer and License Agreement with Genentech, Inc. and F. Hoffman-La Roche, Ltd. for rights to the MATCH discovery platform, which we acquired from Tranzyme in the Merger.
Net cash provided by continuing financing activities for the three months ended March 31, 2014 related to proceeds from the exercise of stock options.
Capital Resources and Funding Requirements
We will require additional funds to support future operations including our development activities associated with the intravenous and oral formulations of OCR-002. Our future funding requirements depends on many factors, including, but not limited to the progress, timing, scope and costs of our nonclinical studies and clinical trials including the ability to enroll patients on a timely basis in our planned and potential future clinical trials, the time and cost necessary to respond to technological, market or governmental developments, and the cost of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.
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
Our ability to finance operations beyond our current resources will depend heavily on our ability to fully and timely enroll patients and obtain favorable results in clinical trials of OCR-002 and to develop and commercialize OCR-002 successfully. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to raise additional capital through a combination of private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.
Contractual Obligations
The following is a schedule of non-cancellable future minimum lease payments for operating leases at March 31, 2015 (in thousands):

Years ending December 31:
2015 (Remaining Nine Months)	$140
2016	18
Total	$158
In the normal course of business, we enter into various firm purchase commitments related to active pharmaceutical ingredients, clinical studies and research studies. As of March 31, 2015, these commitments consisted of approximately $5.0 million in contractual obligations and commitments under contracts that are cancellable within 90 days or less.
Off-Balance Sheet Arrangements
We do not currently have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting our company, see Item 7A: "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our exposure to foreign currency risk and market risk has not materially changed from that disclosed in our Annual Report.

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
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1A.  Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. During the quarterly period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
*Filed herewith
**Furnished herewith
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	May 7, 2015	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer

Date:	May 7, 2015	By:	/s/Michael Byrnes
Michael Byrnes
Chief Financial Officer and Treasurer