Form 10-Q
period 2015-06-30
Ocera Therapeutics, Inc.
filed 2015-08-10
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock as of July 31, 2015 was 19,884,225.

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

•
other risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Unless the context requires otherwise, references in this Quarterly Report to “we,” “us” and “our” refer to Ocera Therapeutics, Inc. and its subsidiaries.

OCERA THERAPEUTICS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

Ocera Therapeutics, Inc. Consolidated Balance Sheets (In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,370	$10,127
Short-term investments, available-for-sale	32,835	37,112
Accounts receivable	74	62
Prepaid expenses and other current assets	685	970
Total current assets	41,964	48,271
Property and equipment, net	45	61
Long-term investments	—	3,928
Deposits	26	26
Intangible assets, net	89	171
Goodwill	595	595
Total assets	$42,719	$53,052
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	1,084	941
Accrued liabilities	2,030	1,966
Total liabilities	3,114	2,907
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock - $0.00001 par value, 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2015 and December 31, 2014.	—	—
Common stock - $0.00001 par value, 100,000,000 shares authorized, 19,884,225 shares issued shares outstanding at June 30, 2015 and 19,747,362 shares issued and outstanding at December 31, 2014.	—	—
Additional paid-in capital	157,389	155,083
Accumulated other comprehensive loss	(1)	(27)
Accumulated deficit	(117,783)	(104,911)
Total stockholders' equity	39,605	50,145
Total liabilities and stockholders' equity	$42,719	$53,052

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Consolidated Statements of Operations and Comprehensive Loss (In Thousands, Except Share and Per Share Amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Royalty revenue	$43	$33	$74	$78
Total revenue	43	33	74	78
Operating expenses:
Research and development	3,417	4,826	7,815	7,292
General and administrative	2,832	2,421	5,088	5,154
Amortization of intangibles	41	41	82	82
Total operating expenses	6,290	7,288	12,985	12,528
Other income (expense), net	26	12	39	25
Net loss from continuing operations	(6,221)	(7,243)	(12,872)	(12,425)
Net income from discontinued operations (including gain on disposal of $1,149)	—	20	—	1,137
Net loss	$(6,221)	$(7,223)	$(12,872)	$(11,288)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.31)	$(0.46)	$(0.65)	$(0.80)
Net income per share from discontinued operations, basic and diluted	—	—	—	0.07
Net loss per share, basic and diluted	$(0.31)	$(0.46)	$(0.65)	$(0.73)
Weighted average number of shares used to compute net loss per share of common stock, basic and diluted	19,772,345	15,539,053	19,759,923	15,480,469

Other comprehensive loss:
Net loss	$(6,221)	$(7,223)	$(12,872)	$(11,288)
Unrealized gain (loss) on investments	(2)	(1)	26	1
Comprehensive loss	$(6,223)	$(7,224)	$(12,846)	$(11,287)

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Consolidated Statements of Cash Flows (In Thousands) (unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(12,872)	$(11,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income from discontinued operations	—	(1,137)
Depreciation	16	20
Amortization of intangibles	82	82
Stock-based compensation	1,902	2,252
Accretion of premium on investment securities	253	212
Changes in operating assets and liabilities:
Accounts receivable	(12)	60
Prepaid expenses and other assets	285	(139)
Accounts payable	134	11
Accrued liabilities	64	(90)
Net cash used in continuing operating activities	(10,148)	(10,017)
Net cash used in discontinued operating activities	—	(407)
Net cash used in operating activities	(10,148)	(10,424)
Investing activities
Purchases of property and equipment	—	(23)
Purchase of short-term and long-term investments	(18,022)	(9,187)
Maturities of short-term and long-term investments	26,000	15,045
Net cash provided by continuing investing activities	7,978	5,835
Net cash provided by discontinued investing activities	—	1,165
Net cash provided by investing activities	7,978	7,000
Financing activities
Proceeds from exercise of common stock options	—	398
Proceeds from issuance of common stock, net of issuance costs	413	—
Net cash provided by continuing financing activities	413	398
Net decrease in cash and cash equivalents	(1,757)	(3,026)
Cash and cash equivalents—beginning of period	10,127	15,533
Cash and cash equivalents—end of period	$8,370	$12,507
Supplemental schedule of noncash investing and financing activities
Deferred offering costs in accrued expense and accounts payable	$9	$87

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
On July 15, 2013, Terrapin Acquisition, Inc., a Delaware corporation (“Merger Sub”), a wholly owned subsidiary of Tranzyme, Inc., a Delaware corporation (“Tranzyme”), completed its merger (the “Merger”) with and into Ocera Therapeutics, Inc., a private Delaware corporation (“Private Ocera”).  Private Ocera is considered the acquiring company in the Merger for accounting purposes.  In connection with the Merger, the combined company changed its name to Ocera Therapeutics, Inc. and the name of Private Ocera was changed to Ocera Subsidiary, Inc (“Ocera Subsidiary”).
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
The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. As of June 30, 2015, the Company has incurred losses since inception of $117.8 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of OCR-002 and as it expands its corporate infrastructure. Based on the Company's current operating plan, the Company believes its working capital is sufficient to fund its operations through at least the next twelve months.
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
3. Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2015, and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions:

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
Assets measured at fair value on a recurring basis as of June 30, 2015 are as follows (in thousands):

	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$7,624	$7,624	$—	$—
Commercial paper	5,750	—	5,750	—
Corporate debt securities	27,085	—	27,085	—
Total assets	$40,459	$7,624	$32,835	$—
Assets measured at fair value on a recurring basis as of December 31, 2014 are as follows (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$9,171	$9,171	$—	$—
Commercial paper	3,750	—	3,750	—
Corporate debt securities	36,790	—	36,790	—
Government agency debt securities	$500	$—	$500	$—
Total assets	$50,211	$9,171	$41,040	$—
4. Balance Sheet Components
Investments
The following table summarizes the Company's available for sale investments as of June 30, 2015 (in thousands):

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$5,745	$5	$—	$5,750
Corporate debt securities	1 or less	27,091	—	(6)	27,085
Total investments		$32,836	$5	$(6)	$32,835

The following table summarizes the Company's available for sale investments as of December 31, 2014 (in thousands):

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$3,748	$2	$—	$3,750
Corporate debt securities	1 or less	33,379	—	(17)	33,362
Total		37,127	2	(17)	37,112
Long-term investments:
Corporate debt securities	1 to 2	3,439	—	(11)	3,428
Government agency debt securities	1 to 2	501	—	(1)	500
Total		3,940	—	(12)	3,928
Total investments		$41,067	$2	$(29)	$41,040
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
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	Useful Life	June 30,	December 31,
	(in years)	2015	2014
Computer equipment and software	1.5 to 3 years	$53	$53
Office furniture and equipment	5 years	68	68
Total property and equipment, gross		121	121
Less: accumulated depreciation		(76)	(60)
Property and equipment, net		$45	$61
Total depreciation expense was $8,000 and $10,000 for the three months ended June 30, 2015 and 2014 respectively, and $16,000 and $20,000 for the six months ended June 30, 2015 and 2014, respectively.
Acquired Intangible Assets
The net book value of acquired intangible assets was as follows (in thousands):

	June 30,	December 31,
Customer Agreements:	2015	2014
Carrying value	$410	$410
Accumulated amortization	(321)	(239)
Intangible assets, net	$89	$171
Weighted average remaining life (in years)	.50	1.0
The Company recognized $41,000 as amortization expense on the intangible assets for the three months ended June 30, 2015 and 2014 and $82,000 for the six months ended June 30, 2015 and 2014. No impairment charges were recorded.
As of June 30, 2015, expected amortization expense related to our purchased intangible assets is approximately $89,000 during 2015.

Accrued Liabilities
Accrued liabilities were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Clinical trials	$1,174	$897
Payroll and related expenses	515	678
Professional services	250	343
Other	91	48
Total	$2,030	$1,966
5. Stockholders' Equity
On May 15, 2015, the Company entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $25,000,000 from time to time through an “at the market” equity program under which Cowen acts as sales agent.
In June 2015, the Company sold 135,562 shares of common stock under the Sales Agreement, at an average price of approximately $3.79 per share for gross proceeds of $0.5 million and net proceeds of $0.4 million after deducting commissions and other transactions costs. As of June 30, 2015 $24.5 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
Subsequently in August 2015, the Company sold 524,225 shares of common stock under the Sales Agreement, at an average price of approximately $4.00 per share for gross proceeds of approximately $2.1 million.
Stock-Based Compensation
The Company’s stock option activity and related information for the six months ended June 30, 2015 was as follows (in thousands, except share and per share data):

				Weighted-avg.
	Shares		Weighted-avg.	Remaining	Aggregate
	Available	Stock Options	Exercise Price	Contractual	Intrinsic
	for Grant	Outstanding	Per Share	Life (in Years)	Value

Balance at December 31, 2014	342,210	2,086,602	$8.01	8.63	$871
Additional shares authorized	1,300,000
Stock options granted	(567,500)	567,500	$3.77
Stock options canceled	364,591	(364,591)	$6.44
Stock options exercised	—	—	$—
Balance at June 30, 2015	1,439,301	2,289,511	$7.21	8.41	$412

At June 30, 2015:
Vested and expected to vest		2,213,867	$7.25	8.38	$410
Exercisable		827,599	$8.76	6.95	$386
The aggregate intrinsic value of options exercised under all option plans was $0 and $3.1 million for the six months ended June 30, 2015 and 2014, respectively, determined as of the date of option exercise.
In May 2015, 1,586 warrants were exercised at an exercise price of $0.67 price per share in a cashless exercise with 1,361 shares of common stock being issued.
In May 2015, the Company modified the terms of an existing stock option to a former executive to extend the period of time to exercise the vested stock options from one year to three years following the termination of employment.

$49,000 of stock compensation expense was recorded during the three and six months ended June 30, 2015 pursuant to this modification.
    In April 2015, the Company amended the non-employee director compensation policy to amend the exercise period of all existing awards from three months to three year following such directors’ departure from the Company’s board of directors. The Company uses historical experience to estimate the expected term of awards granted with the extended exercise period. The Company's expected term for non-employee director options with the extended term is estimated to be 8.06 years. $101,000 of stock compensation expense was recorded during the three and six months ended June 30, 2015 pursuant to this modification.
On April 23, 2015, the Company’s board of directors approved an amendment and restatement of the Company’s 2011 Stock Option and Incentive Plan (the “2011 Plan”) to increase the maximum number of shares that may be issued under the 2011 Plan from 2,302,328 to 3,602,328 shares. The amendment and restatement of the 2011 Plan was approved by the Company’s stockholders on June 18, 2015. During the three months ended June 30, 2015, the Company’s board of directors authorized the grant of 445,500 common stock options to its employees, 60,000 common stock options to non-employee members of the board of directors and 50,000 common stock options to a consultant, of which 25,000 stock options will vest based on the achievement of certain clinical milestones. During the three and six months ended June 30, 2015 no expense has been recorded for the performance based options.
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$56	$366	$265	$831
General and administrative	881	511	1,637	1,421
Total	$937	$877	$1,902	$2,252
As of June 30, 2015, there were unrecognized compensation costs of $9.1 million related to stock options and the Company expects to recognize those costs over a weighted average period of 2.68 years.
Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of all stock options granted was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected dividend yield	—	—	—	—
Risk-free interest rates	1.65% - 2.08%	1.90% - 1.91%	1.52% - 2.08%	1.90% - 1.92%
Expected life in years	5.49 - 8.06	6.08	5.49 - 8.06	6.08
Expected volatility	78% - 92%	100%	78% - 92%	100%

6. Discontinued Operations
On September 11, 2013, the Company announced a restructuring plan related to the operations of Tranzyme Pharma Inc. (“Tranzyme Pharma”). On December 13, 2013, the Company entered into a Technology Transfer and License Agreement with Genentech, Inc. ("Genentech"), and F. Hoffman-La Roche, Ltd. ("Roche") to sell certain Canadian fixed assets and materials, the MATCH technology and rights to the Genentech and Roche customer agreements and related intellectual property through licensing of patents for $4.0 million. The Company concluded that the operations of Tranzyme Pharma and related asset groups sold to Genentech and Roche would be accounted for as discontinued operations as the operations and cash flows of the discontinued component or asset group would be eliminated from ongoing operations of the Company and there would not be significant involvement in the component or asset group after the disposal transaction.
During the six months ended June 30, 2014, the Company completed its obligations under the Technology Transfer and License Agreement with Genentech and Roche and recognized a gain on disposal of assets of $1.1 million within discontinued operations. There were no income or losses recorded in discontinued operations for the six months period ended June 30, 2015.
The results of Tranzyme Pharma and related asset groups are disclosed as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Proceeds recognized pursuant to Technology Transfer and License Agreement	$—	$4,000
Less carrying value of assets sold:
Intangibles assets	—	(2,053)
Property and equipment	—	(356)
Goodwill	—	(442)
Net gain on disposal of assets	—	1,149
Other expenses of discontinued operations	20	(6)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	—	(6)
Net income from discontinued operations	$20	$1,137

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

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net loss from continuing operations	$(6,221)	$(7,243)	$(12,872)	$(12,425)
Net income from discontinued operations	—	20	—	1,137
Net loss	$(6,221)	$(7,223)	$(12,872)	$(11,288)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	19,772,345	15,539,053	19,759,923	15,480,469
Net loss per share of common stock, basic and diluted
Net loss per share from continuing operations	$(0.31)	$(0.46)	$(0.65)	$(0.80)
Net income per share from discontinued operations	—	—	—	0.07
Net loss per share	$(0.31)	$(0.46)	$(0.65)	$(0.73)
The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Common stock warrants	931,942	938,882	932,237	938,882
Common stock options	2,020,872	1,731,347	2,029,911	1,744,033
Total	2,952,814	2,670,229	2,962,148	2,682,915

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
Leases
In April 2015, the Company amended the term of the existing lease for its corporate headquarters in Palo Alto, California by extending term of the lease through December 2016. The Company also entered into an agreement to lease additional office space in its corporate headquarters for the period from May 2015 through December 2016. The Company has an option to extend the term of both agreements for an additional 12 months.

In June 2015, the Company also amended the term of the existing lease for its North Carolina facility by extending term of the lease through January 2017.

Rent expense was $80,000 and $52,000 for the three months ended June 30, 2015 and 2014, respectively and $137,000 and $104,000 for the six months ended June 30, 2015 and 2014, respectively.

The following is a schedule of non-cancellable future minimum lease payments for operating leases as of June 30, 2015 (in thousands):

Years ending December 31:
2015 (Remaining Six Months)	$218
2016	379
2017	15
Total	$612

9. Subsequent Events
On July 30, 2015, the Company and Ocera Subsidiary entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”). The Loan Agreement provides for up to $20 million in new term loans (the “Term Loan Facility”), $10 million of which was funded on July 30, 2015. The remaining $10 million is available for draw until December 31, 2016 at the Company’s discretion, subject to achievement of certain financial and clinical milestones.

The term loan repayment schedule provides for interest only payments (i) through either March 1, 2017 or September 1, 2017 with respect to the first $10 million of the term loans, depending on whether the remaining term loans have been funded within a certain period set forth in the Loan Agreement, and (ii) through September 1, 2016 with respect to the remaining $10 million of term loans , in each case followed by consecutive equal monthly payments of principal and interest in arrears starting on such dates and continuing through the maturity date of August 1, 2019. The Loan Agreement provides for an interest rate equal to the greater of (i) 8.275% or (ii) the sum of the thirty-day U.S. LIBOR rate for five days prior to the funding date of the applicable term loan plus 8.085%. The Loan Agreement also provides for a final interest payment equal to 3.0% of the original principal amount of the first $10 million in term loans and 1.325% of the original principal amount of the remaining $10 million in term loans, or $432,500, which is due when the term loan becomes due or upon the prepayment of the facility. The Company has the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. The Term Loan Facility matures on August 1, 2019.

The Term Loan Facility is secured by substantially all of the assets of the Company and Ocera Subsidiary, except that the collateral does not include any intellectual property held by the Company, Ocera Subsidiary or their respective subsidiaries, or any securities in Tranzyme Holdings, ULC owned or held of record by the Company. However, pursuant to the terms of a negative pledge arrangement, the Company has agreed not to encumber any of the intellectual property of the Company or its subsidiaries. The Loan Agreement contains customary representations, warranties and covenants by the Company, which covenants limit the Company’s ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of the Company’s assets; engage in any business other than the businesses currently engaged in by the Company or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; enter into any material transactions with any affiliates, with certain exceptions; make payments on any subordinated debt; and permit certain of the Company’s subsidiaries to maintain, own or otherwise hold any material assets or conduct any business operations other than as disclosed to the Lenders. In addition, subject to certain exceptions, the Company and Ocera Subsidiary are required to maintain with SVB their respective primary deposit accounts, securities accounts and commodity accounts.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain of its obligations under the Loan Agreement, the occurrence of a material adverse change, a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of the Lenders’ lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company’s financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1 of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, our actual results could differ materially from those anticipated in these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial to evaluate the safety and efficacy of intravenous administration of OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. In March 2015, an independent data monitoring committee, or DMC, conducted an interim analysis, reporting that the trial was not futile and that no drug related safety signals were observed. In addition, the DMC recommended that we continue the study and increase target enrollment from 140 patients to approximately 230 patients. As a result of the DMC’s recommendation, we expect to complete trial enrollment in the second half of 2016. This expectation is based on an assumption that we continue to enroll at least 10 patients per month on average. As of June 30, 2015, approximately 90 patients have been enrolled in the study. In addition, there is an investigator-sponsored Phase 2a clinical trial being conducted by the National Institute of Health, or NIH, to evaluate the safety of OCR-002 in patients with hyperammonemia and HE due to acute liver failure or injury.
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
Merger with Tranzyme, Inc.
On July 15, 2013, Terrapin Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Tranzyme, Inc., a Delaware corporation, or Tranzyme, completed its merger, or the Merger, with and into Ocera Therapeutics, Inc., a private Delaware corporation, or Private Ocera.  Private Ocera is considered the acquiring company in the Merger for accounting purposes.  In connection with the Merger, the combined company changed its name to Ocera Therapeutics, Inc. and the name of Private Ocera was changed to Ocera Subsidiary, Inc. , or Ocera Subsidiary.

Results of Operations
Three and Six Months Ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2015	2014		2015	2014
Revenue:
Royalty revenue	$43	$33	$10	$74	$78	$(4)
Total Revenue	43	33	10	74	78	(4)
Operating expenses:
Research and development	3,417	4,826	(1,409)	7,815	7,292	523
General and administrative	2,832	2,421	411	5,088	5,154	(66)
Amortization of intangibles	41	41	—	82	82	—
Total operating expenses	6,290	7,288	(998)	12,985	12,528	457
Total other income (expense)	26	12	14	39	25	14
Net loss from continuing operations	(6,221)	(7,243)	1,022	(12,872)	(12,425)	(447)
Net income from discontinued operations	—	20	(20)	—	1,137	(1,137)
Net loss	$(6,221)	$(7,223)	$1,002	$(12,872)	$(11,288)	$(1,584)
Revenues
We generated $43,000 in revenue for the three months ended June 30, 2015 compared to $33,000 in revenue for the three months ended June 30, 2014. We generated $74,000 in revenue for the six months ended June 30, 2015 compared to $78,000 in revenue for the six months ended June 30, 2014. The revenue in both periods was attributable to a license agreement, which we acquired from Tranzyme in connection with the Merger.
Costs and Expenses
Research and Development Expenses
Our research and development expenses decreased by $1.4 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in expenses was primarily due to the timing of site activation in our Phase 2b trial for OCR-002 and our personnel costs and related expenses including stock-based compensation.
Our research and development expenses increased by $0.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in expenses was due to the increased expenses associated with our development program for OCR-002, including the ongoing enrollment and site activation of our Phase 2b trial for OCR-002.
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
General and Administrative Expenses
Our general and administrative expenses increased by $0.4 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in general and administrative expense was primarily due to an increase in stock-based compensation.
Our general and administrative expenses decreased by $0.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in general and administrative expense was primarily due to a decrease in our costs associated with legal and outside services fees, partially offset by an increase in personnel costs and related expenses including stock-based compensation.
We expect that our general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio and potentially expand our infrastructure.
Amortization of intangibles
We recognized $41,000 for the amortization of the intangible assets for each of the three months ended June 30, 2015 and June 30, 2014 and $82,000 for the amortization of the intangible assets for each of the six months ended June 30, 2015 and June 30, 2014.
Net income from discontinued operations
During the six months ended June 30, 2014, we completed our obligations under the Technology Transfer and License Agreement with Genentech, Inc. and F. Hoffman-La Roche, Ltd., and recognized a gain on disposal of assets of $1.1 million within discontinued operations. There was no income or loss recorded within discontinued operations for the period ended June 30, 2015.

The following table summarizes the results of discontinued operations for the three months and six months ended June 30, 2014 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Proceeds recognized pursuant to Technology Transfer and License Agreement	$—	$4,000
Less carrying value of assets sold:
Intangibles assets	—	(2,053)
Property and equipment	—	(356)
Goodwill	—	(442)
Net gain on disposal of assets	—	1,149
Other income (expenses) of discontinued operations	20	(6)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	—	(6)
Net income from discontinued operations	$20	$1,137
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash flow from:
Continuing operating activities	$(10,148)	$(10,017)
Discontinued operating activities	—	(407)
Continuing investing activities	7,978	5,835
Discontinued investing activities	—	1,165
Continuing financing activities	413	398
Net decrease in cash and cash equivalents	$(1,757)	$(3,026)
Comparison of the Six Months Ended June 30, 2015 and 2014
The primary use of cash in continuing operating activities for the six months ended June 30, 2015 was the result of our net loss from continuing operations of $12.9 million partially offset by changes in working capital of $0.5 million and non-cash charges of $2.3 million including share-based compensation expense, accretion of premiums on investment securities. Cash used in continuing operating activities for the six months ended June 30, 2014 was related primarily to our net loss from continuing operations of $12.4 million plus changes in working capital of $0.2 million. These changes are partially offset by non-cash charges of $2.6 million including share-based compensation expense, and accretion of premiums on investment securities.
Cash used in discontinued operating activities for the six months ended June 30, 2014 was due primarily to payment of accrued liabilities of discontinued operations.
Cash provided by continuing investing activities for the six months ended June 30, 2015 related to $26.0 million of investment maturities partially offset by purchases of short-term and long-term investments of $18.0 million. For the six months ended June 30, 2014, net cash provided by continuing investing activities related to $15.0 million of investment maturities partially offset by purchases of short-term and long-term investments of $9.2 million.
Cash provided by discontinued investing activities for the six months ended June 30, 2014 represents cash proceeds related to the Technology Transfer and License Agreement with Genentech, Inc. and F. Hoffman-La Roche, Ltd. for rights to the MATCH discovery platform, which we acquired from Tranzyme in the Merger.

Net cash provided by continuing financing activities for the six months ended June 30, 2015 related to proceeds from issuance of common stock pursuant to the “at the market” equity program that was initiated during second quarter of 2015. Net cash provided by financing activities for the six months ended June 30, 2014 related to proceeds from the exercise of common stock options.
Debt Facility
On July 30, 2015, we and Ocera Subsidiary entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank , or collectively, the Lenders. The Loan Agreement provides up to $20 million principal in new term loans, $10 million of which was funded on July 30, 2015. The remaining $10 million is available for draw until December 31, 2016 at the Company’s discretion, subject to achievement of certain financial and clinical milestones. We refer to this facility as the Term Loan Facility.

The term loan repayment schedule provides for interest only payments (i) through either March 1, 2017 or September 1, 2017 with respect to the first $10 million of the term loans, depending on whether the remaining term loans have been funded within a certain period set forth in the Loan Agreement, and (ii) through September 1, 2016 with respect to the remaining $10 million of term loans , in each case followed by consecutive equal monthly payments of principal and interest in arrears starting on such dates and continuing through the maturity date of August 1, 2019. The Loan Agreement provides for an interest rate equal to the greater of (i) 8.275% or (ii) the sum of the thirty-day U.S. LIBOR rate for five days prior to the funding date of the applicable term loan plus 8.085%. The Loan Agreement also provides for a final interest payment equal to 3.0% of the original principal amount of the first $10 million in term loans and 1.325% of the original principal amount of the remaining $10 million in term loans, or $432,500, which is due when the term loan becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. The Term Loan Facility matures on August 1, 2019.

The Term Loan Facility is secured by substantially all of our assets and the assets of Ocera Subsidiary, Inc., except that the collateral does not include any intellectual property held by us, Ocera Subsidiary or our respective subsidiaries, or any securities in Tranzyme Holdings, ULC owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses we currently engage in or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; enter into any material transactions with any affiliates, with certain exceptions; make payments on any subordinated debt; and permit certain of our subsidiaries to maintain, own or otherwise hold any material assets or conduct any business operations other than as disclosed to the Lenders. In addition, subject to certain exceptions, we and Ocera Subsidiary are required to maintain with SVB their respective primary deposit accounts, securities accounts and commodity accounts.
The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of our obligations under the Loan Agreement, the occurrence of a material adverse change, which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of the Lenders’ lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement, which could harm our financial condition.
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

On May 15, 2015, we filed a shelf registration statement on Form S-3 under which we may offer shares of our common stock and preferred stock, various series of warrants to purchase common stock or preferred stock and debt securities, either individually or in units, in one or more offerings, up to a total dollar amount of $150,000,000.  On May 15, 2015, we entered into a Sales Agreement, or the Sale Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock for which we included a prospectus to our shelf registration statement on Form S-3, having aggregate sales proceeds of up to $25,000,000, from time to time, through an “at the market” equity program under which Cowen acts as sales agent. In June 2015, we sold an aggregate of 135,562 shares of our common stock pursuant to the Sales Agreement at an average selling price of $3.79 per share for gross proceeds of $0.5 million and net proceeds of $0.4 million after deducting commissions and other transactions costs. As of June 30, 2015, $24.5 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
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
Our ability to finance operations beyond our current resources will depend heavily on our ability to fully and timely enroll patients and obtain favorable results in clinical trials of OCR-002 and to develop and commercialize OCR-002 successfully. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to raise additional capital through a combination of private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing , as is the case with our Term Loan Facility, results in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.
Contractual Obligations
The following is a schedule of non-cancellable future minimum lease payments for operating leases at June 30, 2015 (in thousands):

Years ending December 31:
2015 (Remaining Six Months)	$218
2016	379
2017	15
Total	$612
In the normal course of business, we enter into various firm purchase commitments related to active pharmaceutical ingredients, clinical studies and research studies. As of June 30, 2015, these commitments consisted of approximately $5.7 million in contractual obligations and commitments under contracts that are cancellable within 90 days or less.
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
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1A.  Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. Except for the risk factors set forth below, during the quarterly period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

We have a significant amount of debt that may cause risks that could adversely affect our business, operating results and financial condition.

We entered into the Loan Agreement for the Term Loan Facility on July 30, 2015. The Loan Agreement provides up to $20 million principal in new term loans, $10 million of which was funded on July 30, 2015. The remaining $10 million is available for draw until December 31, 2016 at the Company’s discretion, subject to achievement of certain financial and clinical milestones. The Term Loan Facility is secured by substantially all of our assets and the assets of our subsidiary, Ocera Subsidiary, Inc., except that the collateral does not include any intellectual property held by us, Ocera Subsidiary, Inc. or our respective subsidiaries, or any securities in Tranzyme Holdings, ULC owned or held of record by us. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. The level and nature of our indebtedness could, among other things:

•make it difficult for us to obtain any necessary financing in the future;
•limit our flexibility in planning for or reacting to changes in our business;
•reduce funds available for use in our operations and corporate development initiatives;
▪impair our ability to incur additional debt because of financial and other restrictive covenants or the liens on our assets that secure our current debt;
•hinder our ability to raise equity capital, because in the event of a liquidation of our business, debt holders receive a priority before equity holders;
•make us more vulnerable in the event of a downturn in our business; and
•place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

In addition, if we do not meet certain conditions set forth in the Loan Agreement, we will not be able to draw the remaining $10 million available under the Term Loan Agreement, which could materially harm our financial condition. We may also incur significantly more debt in the future, which will increase each of the risks described above related to our indebtedness.

The Loan Agreement for the Term Loan Facility contains operating covenants that may restrict our business and financing activities.

The Loan Agreement restricts, among other things, our ability to:

•convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets;
•engage in any business other than the businesses we currently engage in or reasonably related thereto;
•liquidate or dissolve;
•make certain management changes;
•undergo certain change of control events;
•create, incur, assume, or be liable with respect to certain indebtedness;
•grant certain liens;
•pay dividends and make certain other restricted payments;
•make certain investments;
•enter into any material transactions with any affiliates, with certain exceptions;
•make payments on any subordinated debt; or
•permit certain of our subsidiaries to maintain, own or otherwise hold any material assets or conduct any business operations other than as disclosed to the Lenders.

The operating restrictions and covenants in the Loan Agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control and we may not be able to meet those covenants. A breach of any of the covenants under the Loan Agreement could result in a default under the Loan Agreement, which could cause all of the outstanding indebtedness under the Term Loan Facility to become immediately due and payable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On May 15, 2015, we entered into the Sales Agreement with Cowen, pursuant to which we may issue and sell shares of our common stock having aggregate gross sales proceeds of up to $25,000,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent.  Sales under the Sales Agreement are effected pursuant to our Registration Statement on Form S-3 (File No. 333-204214) that was declared effective by the Securities and Exchange Commission on May 28, 2015.
     Sales of our common stock through Cowen are made on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker. In addition, with our prior written approval, Cowen may also sell the common stock in privately negotiated transactions. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts to our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay to Cowen in cash, upon the sale of common stock pursuant to the Sales Agreement, an amount equal to 3.0% of the gross proceeds from the sale of the shares of common stock. We have also provided Cowen with customary indemnification rights. In June 2015, we sold 135,562 shares of our common stock under the Sales Agreement at an average selling price of $3.79 per share for gross proceeds of $0.5 million and net proceeds of $0.4 million after deducting commissions and other transaction costs. As of June 30, 2015, $24.5 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.3 hereto and is incorporated herein by reference.

Item 6.    Exhibits
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

10.1†
Ocera Therapeutics, Inc. Third Amended and Restated 2011 Stock Option and Incentive Plan, together with forms of award agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2015).

10.2*	Second Amendment to Lease Agreement dated June 5, 2015 by and between James Campbell, LLC and the Company.

10.3*	Sales Agreement, dated May 15, 2015, by and between the Company and Cowen and Company, LLC.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Definitions Linkbase Document
*Filed herewith
**Furnished herewith
† Indicates a management contract or compensation plan, contract or arrangement.

+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	August 10, 2015	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer

Date:	August 10, 2015	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer and Treasurer