Form 10-Q
period 2015-09-30
Ocera Therapeutics, Inc.
filed 2015-11-05
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock as of October 31, 2015 was 20,503,211.

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

•
other risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and our other prior filings with the SEC.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and our other prior filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Unless the context requires otherwise, references in this Quarterly Report to “we,” “us” and “our” refer to Ocera Therapeutics, Inc. and its subsidiaries.

OCERA THERAPEUTICS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

Ocera Therapeutics, Inc. Consolidated Balance Sheets (In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,767	$10,127
Short-term investments, available-for-sale	25,117	37,112
Accounts receivable	35	62
Prepaid expenses and other current assets	643	970
Total current assets	48,562	48,271
Property and equipment, net	109	61
Long-term investments	—	3,928
Deposits	44	26
Intangible assets, net	48	171
Goodwill	595	595
Total assets	$49,358	$53,052

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,037	$941
Accrued liabilities	2,495	1,966
Total current liabilities	3,532	2,907
Notes payable	9,462	—
Other liabilities	2	—
Total liabilities	12,996	2,907
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock - $0.00001 par value, 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2015 and December 31, 2014.	—	—
Common stock - $0.00001 par value, 100,000,000 shares authorized, 20,424,885 shares issued shares outstanding at September 30, 2015 and 19,747,362 shares issued and outstanding at December 31, 2014.	—	—
Additional paid-in capital	160,717	155,083
Accumulated other comprehensive income (loss)	3	(27)
Accumulated deficit	(124,358)	(104,911)
Total stockholders' equity	36,362	50,145
Total liabilities and stockholders' equity	$49,358	$53,052

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Consolidated Statements of Operations and Comprehensive Loss (In Thousands, Except Share and Per Share Amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Licensing revenue	$—	$200	$—	$200
Royalty revenue	35	33	109	111
Total revenue	35	233	109	311
Operating expenses:
Research and development	4,235	4,189	12,050	11,481
General and administrative	2,372	2,682	7,460	7,836
Amortization of intangibles	41	41	123	123
Total operating expenses	6,648	6,912	19,633	19,440
Other income (expense):
Interest and other income	23	18	71	43
Interest and other expense	(203)	—	(213)	—
Other income (expense), net	(180)	18	(142)	43
Net loss from continuing operations	(6,793)	(6,661)	(19,666)	(19,086)
Net income from discontinued operations (See Note 7)	219	58	219	1,195
Net loss	$(6,574)	$(6,603)	$(19,447)	$(17,891)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.34)	$(0.34)	$(0.99)	$(1.14)
Net income per share from discontinued operations, basic and diluted	0.01	—	0.01	0.07
Net loss per share, basic and diluted	$(0.33)	$(0.34)	$(0.98)	$(1.07)
Weighted average number of shares used to compute net loss per share of common stock, basic and diluted	20,183,939	19,330,888	19,902,815	16,778,047

Other comprehensive loss:
Net loss	$(6,574)	$(6,603)	$(19,447)	$(17,891)
Unrealized gain (loss) on investments	4	(10)	30	(9)
Comprehensive loss	$(6,570)	$(6,613)	$(19,417)	$(17,900)

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Consolidated Statements of Cash Flows (In Thousands) (unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(19,447)	$(17,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income from discontinued operations	(219)	(1,195)
Depreciation	23	28
Amortization of intangibles	123	123
Stock-based compensation	2,860	3,701
Accretion of premium on investment securities	321	409
Amortization of debt discount	31	—
Changes in operating assets and liabilities:
Accounts receivable	27	61
Prepaid expenses and other assets	327	(653)
Accounts payable	73	(239)
Accrued liabilities	531	(29)
Net cash used in continuing operating activities	(15,350)	(15,685)
Net cash provided by (used in) discontinued operating activities	219	(444)
Net cash used in operating activities	(15,131)	(16,129)
Investing activities
Purchases of property and equipment	(71)	(38)
Purchase of short-term and long-term investments	(23,320)	(35,586)
Maturities of short-term and long-term investments	38,952	19,545
Deposits on equipment	(18)	—
Net cash provided by (used in) continuing investing activities	15,543	(16,079)
Net cash provided by discontinued investing activities	—	1,165
Net cash provided by (used in) investing activities	15,543	(14,914)
Financing activities
Proceeds from sale of common stock, net of underwriting discounts and commissions and offering expenses	2,480	23,439
Proceeds from notes payable, net	9,748	—
Proceeds from exercise of common stock options	—	398
Net cash provided by continuing financing activities	12,228	23,837
Net increase (decrease) in cash and cash equivalents	12,640	(7,206)
Cash and cash equivalents—beginning of period	10,127	15,533
Cash and cash equivalents—end of period	$22,767	$8,327
Supplemental disclosures of cash flow information
Cash paid for interest	$71	$—
Supplemental schedule of noncash investing and financing activities
Cashless exercise of stock options	$—	$22
Fair value of warrants issued in connection with notes payable	$317	$—
Deferred offering costs in accrued expense and accounts payable	$23	$55
Unrealized gain (loss) on investments	$30	$(9)

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
The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. As of September 30, 2015, the Company has incurred losses since inception of $124.4 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of OCR-002 and as it expands its corporate infrastructure. Based on the Company's current operating plan, the Company believes its working capital is sufficient to fund its operations through at least the next twelve months.
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
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has chosen to early adopt this guidance and present the legal costs in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.

3. Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2015, and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions:
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
None of the Company’s non-financial assets and liabilities is recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
Assets measured at fair value on a recurring basis as of September 30, 2015 are as follows (in thousands):

	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$12,343	$12,343	$—	$—
Commercial paper	6,999	—	6,999	—
Corporate debt securities	18,118	—	18,118	—
Total assets	$37,460	$12,343	$25,117	$—
Assets measured at fair value on a recurring basis as of December 31, 2014 are as follows (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$9,171	$9,171	$—	$—
Commercial paper	3,750	—	3,750	—
Corporate debt securities	36,790	—	36,790	—
Government agency debt securities	$500	$—	$500	$—
Total assets	$50,211	$9,171	$41,040	$—

4. Balance Sheet Components
Investments
The following table summarizes the Company's available for sale investments as of September 30, 2015 (in thousands):

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$6,996	$3	$—	$6,999
Corporate debt securities	1 or less	18,118	—	—	18,118
Total investments		$25,114	$3	$—	$25,117
The following table summarizes the Company's available for sale investments as of December 31, 2014 (in thousands):

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$3,748	$2	$—	$3,750
Corporate debt securities	1 or less	33,379	—	(17)	33,362
Total		37,127	2	(17)	37,112
Long-term investments:
Corporate debt securities	1 to 2	3,439	—	(11)	3,428
Government agency debt securities	1 to 2	501	—	(1)	500
Total		3,940	—	(12)	3,928
Total investments		$41,067	$2	$(29)	$41,040
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
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	Useful Life	September 30,	December 31,
	(in years)	2015	2014
Computer equipment and software	1.5 to 3 years	$53	$53
Office furniture and equipment	5 years	68	68
Construction in progress		71	—
Total property and equipment, gross		192	121
Less: accumulated depreciation		(83)	(60)
Property and equipment, net		$109	$61
Total depreciation expense was $6,000 and $8,000 for the three months ended September 30, 2015 and 2014 respectively, and $23,000 and $28,000 for the nine months ended September 30, 2015 and 2014, respectively.

Acquired Intangible Assets
The net book value of acquired intangible assets was as follows (in thousands):

	September 30,	December 31,
Customer Agreements:	2015	2014
Carrying value	$410	$410
Accumulated amortization	(362)	(239)
Intangible assets, net	$48	$171
Weighted average remaining life (in years)	.25	1.0
The Company recognized $41,000 as amortization expense on the intangible assets for the three months ended September 30, 2015 and 2014 and $123,000 for the nine months ended September 30, 2015 and 2014.
As of September 30, 2015, the remaining amortization expense related to our purchased intangible assets was approximately $48,000 during 2015.
Accrued Liabilities
Accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Clinical trials	$1,419	$897
Payroll and related expenses	711	678
Professional services	234	343
Other	131	48
Total	$2,495	$1,966
5. Notes Payable

On July 30, 2015, the Company and Ocera Subsidiary entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”). The Loan Agreement provides for up to $20 million in new term loans (the “Term Loan Facility”), $10 million of which was funded on July 30, 2015. The remaining $10 million is available for draw until December 31, 2016 at the Company’s discretion, subject to achievement of certain financial and clinical milestones. The milestones would be satisfied if the Company (a) has raised proceeds of at least $15 million from the sale of equity securities or upfront payments from a partnership agreement and (b) achieved positive data from its ongoing Phase 2b clinical trial of OCR-002.

The annual interest rate for the initial $10 million funding is 8.275%, and the interest rate for the second tranche will be fixed upon drawdown at an annual rate of the greater of 8.275% or 8.085% plus the 30-day U.S. LIBOR rate. Loan payments are interest-only until February 1, 2017, followed by 30 equal monthly payments of principal and interest through the scheduled maturity date of August 1, 2019 if the second tranche is not drawn. If the second tranche is drawn, the interest-only period continues to August 1, 2017, followed by 24 equal monthly payments. In addition, a final payment equal to 3% of the aggregate amount drawn will be due at maturity or on earlier repayment. If the Company prepays all or a portion of the loans, a prepayment fee of between 1-3% of the principal amount prepaid will also be due depending on the timing of the prepayment.

At the initial funding, the Company received net proceeds of $9.7 million after fees and expenses. These fees and expenses are being accounted for as a debt discount and classified within notes payable on the Company’s balance sheet. Consistent with the early adoption of ASU 2015-3, the Company's legal and consulting fees of $0.3 million are presented in the balance sheet as a direct deduction from the carrying amount of the notes liability, consistent with debt discounts. Debt discounts, issuance costs and the final payment are being amortized or accreted as interest expense over the term of the loan using the effective interest method.

In connection with the Loan Agreement, the Company agreed to issue to the Lenders warrants to purchase shares of common stock equal to 4% of the amount loaned, divided by the exercise price, which was the average closing price of the common stock for the 10 trading days prior to funding. Accordingly, in connection with the initial funding, the Company issued the Lenders warrants to purchase an aggregate of 97,680 shares at an exercise price of $4.095 per share. The Company recorded $0.3 million for the warrants as debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet (see Note 6). As of September 30, 2015 the warrants remained outstanding and exercisable. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method.

The Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries, except that the collateral does not include any intellectual property held by the Company, its subsidiaries or any securities in Tranzyme Holdings, ULC held by the Company. However, the Company has agreed not to encumber any of the intellectual property of the Company or its subsidiaries. The Loan Agreement contains customary representations, warranties and covenants by the Company, and customary indemnification obligations and events of default. The Company was in material compliance with all applicable covenants set forth in the Loan Agreement as of September 30, 2015.

The Company recorded interest expense related to the Term Loan Facility of $0.2 million for the nine months ended September 30, 2015. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payments, is 11.71% .

Future payments under the Loan Agreement as of September 30, 2015 are as follows (in thousands):

Years ending December 31:
2015 (Remaining Three Months)	$207
2016	828
2017	3,839
2018	4,442
2019	3,261
Total minimum payments	12,577
Less amount representing interest	2,577
Notes payable, gross	10,000
Unamortized discount on notes payable	(538)
Notes Payable, balance	9,462
Current portion of notes payable	—
Non-current portion of notes payable	$9,462
6. Stockholders' Equity
On May 15, 2015, the Company entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $25,000,000 from time to time through an “at the market” equity program under which Cowen acts as sales agent.
During the three months ended September 30, 2015, the Company sold an aggregate of 540,660 shares of common stock under the Sales Agreement, at an average price of approximately $4.00 per share, for gross proceeds of $2.17 million and net proceeds of $2.05 million after deducting commissions and other transactions costs. As of September 30, 2015, $22.3 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
Subsequently in October 2015, the Company sold 78,326 shares of common stock under the Sales Agreement, at an average price of approximately $3.94 per share for gross proceeds of approximately $0.3 million.
Common Stock Warrants
In connection with the $10 million initial funding of the Term Loan Facility in July 2015, the Company issued warrants to purchase a total of 97,680 shares of common stock to the Lenders (see Note 5). The exercise price for each warrant is $4.095 per share. The warrants are immediately exercisable, and excluding certain mergers or acquisitions, will expire on July 30, 2025. The warrants were determined to be indexed to the Company's own stock and to meet the criteria to be classified in permanent stockholders' equity on the Company's balance sheet.

The fair value of the warrants issued was approximately $0.3 million and was estimated using a Black-Scholes valuation model on a non-recurring basis with the following assumptions: fair value of common stock at issuance of $3.84; risk-free interest rate of 2.28% based upon observed risk-free interest rates appropriate for the expected term of the warrants; expected volatility of 87% based on the average historical volatilities of a peer group of publicly-traded companies within the Company’s industry; expected term of ten years, which is the contractual life of the warrants; and a dividend yield of 0%. The allocation of proceeds to the warrants in a relative-fair-value allocation with the related notes payable was also $0.3 million. As of September 30, 2015, all of these warrants remained outstanding and exercisable.
Stock-Based Compensation
The Company’s stock option activity and related information for the nine months ended September 30, 2015 was as follows (in thousands, except share and per share data):

				Weighted-avg.
	Shares		Weighted-avg.	Remaining	Aggregate
	Available	Stock Options	Exercise Price	Contractual	Intrinsic
	for Grant	Outstanding	Per Share	Life (in Years)	Value

Balance at December 31, 2014	342,210	2,086,602	$8.01	8.63	$871
Additional shares authorized	1,300,000
Stock options granted	(707,500)	707,500	$3.73
Stock options canceled	364,591	(364,591)	$6.44
Stock options exercised	—	—	$—
Balance at September 30, 2015	1,299,301	2,429,511	$7.00	8.26	$293

At September 30, 2015:
Vested and expected to vest		2,357,995	$7.04	8.23	$293
Exercisable		929,839	$8.58	6.91	$293
The aggregate intrinsic value of options exercised under all option plans was $0 and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively, determined as of the date of option exercise.
On April 23, 2015, the Company’s board of directors approved an amendment and restatement of the Company’s 2011 Stock Option and Incentive Plan (the “2011 Plan”) to increase the maximum number of shares that may be issued under the 2011 Plan from 2,302,308 to 3,602,328 shares. The amendment and restatement of the 2011 Plan was approved by the Company’s stockholders on June 18, 2015. In June 2015, the Company granted 50,000 common stock options to a consultant, of which 25,000 stock options will vest based on the achievement of certain clinical milestones. During the three and nine months ended September 30, 2015, no expense has been recorded for the performance based options.
In April 2015, the Company amended the non-employee director compensation policy to amend the exercise period of all existing awards from three months to three year following such directors’ departure from the Company’s board of directors. The Company uses historical experience to estimate the expected term of awards granted with the extended exercise period. The Company's expected term for non-employee director options with the extended term is estimated to be 8.06 years. During the three and nine months ended September 30, 2015, $35,000 and $136,000 respectively, of stock compensation expense was recorded pursuant to this modification.
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$192	$528	$456	$1,359
General and administrative	766	921	2,404	2,342
Total	$958	$1,449	$2,860	$3,701
The above table includes $11,000 and $12,000 of stock compensation expense for the three months and the nine months ended September 30, 2015 related to stock option grants to consultants in 2015.

As of September 30, 2015, there were unrecognized compensation costs of $8.5 million related to stock options and the Company expects to recognize those costs over a weighted average period of 2.44 years.
Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of all stock options granted was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected dividend yield	—	—	—	—
Risk-free interest rates	1.59% - 1.64%	1.85% - 2.00%	1.52% - 2.08%	1.85% - 2.01%
Expected life in years	5.52 - 6.08	6.08	5.49 - 8.06	6.08
Expected volatility	78% - 80%	97%	78% - 92%	97% - 102%
7. Discontinued Operations
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
During the nine months ended September 30, 2014, the Company completed its obligations under the Technology Transfer and License Agreement with Genentech and Roche and recognized a gain on disposal of assets of $1.1 million within discontinued operations. There was $0.2 million in income recorded in discontinued operations for the three and nine month periods ended September 30, 2015 that relates to certain foreign research credits received.
The results of Tranzyme Pharma and related asset groups are disclosed as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds recognized pursuant to Technology Transfer and License Agreement	$—	$—	$—	$4,000
Less carrying value of assets sold:
Intangibles assets	—	—	—	(2,053)
Property and equipment	—	—	—	(356)
Goodwill	—	—	—	(442)
Net gain on disposal of assets	—	—	—	1,149
Settlement of certain restructuring charges	—	68	—	68
Other income (expenses) of discontinued operations	219	—	219	(6)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	—	(10)	—	(16)
Net income from discontinued operations	$219	$58	$219	$1,195

8. License Agreements

Lyric Pharmaceuticals, Inc.
In September 2014, the Company entered into an Asset License and Purchase Agreement for the Sale and License of ulimorelin ("TZP-101"), the former lead compound of Tranzyme, to Lyric Pharmaceuticals, Inc. (“Lyric”). Per the terms of the agreement, the Company received an up-front nonrefundable payment of $200,000 for the transfer of intellectual property and materials associated with TZP-101 and the licensing of associated patents with no further ongoing obligations to be performed by the Company. In addition, Lyric is solely responsible for the preclinical and clinical development of all products arising from the further development of TZP-101.

If successful, the Company could receive future consideration as a percentage of the proceeds received by Lyric upon its sale or license to a third party, and under certain conditions, clinical and regulatory milestones totaling up to $25.0 million plus royalty payments from potential product sales generated by TZP-101.

9. Net Loss Per Share
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
The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net loss from continuing operations	$(6,793)	$(6,661)	$(19,666)	$(19,086)
Net income from discontinued operations	219	58	219	1,195
Net loss	$(6,574)	$(6,603)	$(19,447)	$(17,891)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	20,183,939	19,330,888	19,902,815	16,778,047
Net loss per share of common stock, basic and diluted
Net loss per share from continuing operations	$(0.34)	$(0.34)	$(0.99)	$(1.14)
Net income per share from discontinued operations	0.01	—	0.01	0.07
Net loss per share	$(0.33)	$(0.34)	$(0.98)	$(1.07)
The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Common stock warrants	997,839	938,882	954,345	938,882
Common stock options	2,340,054	1,985,217	2,134,428	1,827,527
Total	3,337,893	2,924,099	3,088,773	2,766,409

The Company has utilized the control number concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income (loss) from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Therefore, no dilutive effect has been recognized in the calculation of income from discontinued operations per share for the three and nine months ended September 30, 2015.
10. Commitments and Contingencies
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
Leases
Rent expense was $101,000 and $53,000 for the three months ended September 30, 2015 and 2014, respectively and $238,000 and $156,000 for the nine months ended September 30, 2015 and 2014, respectively.
The following is a schedule of non-cancellable future minimum lease payments for operating leases as of September 30, 2015 (in thousands):

Years ending December 31:
2015 (Remaining Three Months)	$109
2016	379
2017	15
Total	$503
11. Subsequent Events
Pursuant to the Company's "at the market" equity program, in October 2015, the Company sold 78,326 shares of common stock under a Sales Agreement, at an average price of approximately $3.94 per share for gross proceeds of approximately $0.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1 of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the SEC, our actual results could differ materially from those anticipated in these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial to evaluate the safety and efficacy of intravenous administration of OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. In March 2015, an independent data monitoring committee, or DMC, conducted an interim analysis, reporting that the trial was not futile and that no drug related safety signals were observed. In addition, the DMC recommended that we continue the study and increase target enrollment from 140 patients to approximately 230 patients. As a result of the DMC’s recommendation, we expect to complete trial enrollment in the second half of 2016. As of September 30, 2015, approximately 110 patients have been enrolled in the study. In addition, there is an investigator-sponsored Phase 2a clinical trial being conducted by the National Institute of Health, or NIH, to evaluate the safety of OCR-002 in patients with hyperammonemia and HE due to acute liver failure or injury.
In the third quarter we initiated a Phase 1 trial with several oral prototype formulations of OCR-002, with data expected in the near term.
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
Results of Operations
Three and Nine Months Ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2015	2014		2015	2014
Revenue:
Licensing revenue	$—	$200	$(200)	$—	$200	$(200)
Royalty revenue	35	33	2	109	111	(2)
Total Revenue	35	233	(198)	109	311	(202)
Operating expenses:
Research and development	4,235	4,189	46	12,050	11,481	569
General and administrative	2,372	2,682	(310)	7,460	7,836	(376)
Amortization of intangibles	41	41	—	123	123	—
Total operating expenses	6,648	6,912	(264)	19,633	19,440	193
Total other income (expense)	(180)	18	(198)	(142)	43	(185)
Net loss from continuing operations	(6,793)	(6,661)	(132)	(19,666)	(19,086)	(580)
Net income from discontinued operations	219	58	161	219	1,195	(976)
Net loss	$(6,574)	$(6,603)	$29	$(19,447)	$(17,891)	$(1,556)
Revenues
We generated $35,000 in royalty revenue for the three months ended September 30, 2015 compared to $33,000 in royalty revenue for the three months ended September 30, 2014. We generated $0.1 million in royalty revenue for the nine months ended September 30, 2015 compared to $0.1 million in royalty revenue for the nine months ended September 30, 2014. The revenue in both periods was attributable to a license agreement, which we acquired from Tranzyme in connection with the Merger.
Licensing revenue for each of the three and nine months ended September 30, 2014 was $0.2 million, consisting of an up-front nonrefundable payment for the transfer of intellectual property and materials associated with TZP-101 to Lyric Pharmaceuticals, Inc.
Costs and Expenses
Research and Development Expenses
Our research and development expenses increased by $46,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in expenses was primarily due to the increased expenses associated with our development program for OCR-002, partially offset by a decrease in stock compensation expense.
Our research and development expenses increased by $0.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in expenses was due to the increased expenses associated with our development program for OCR-002, including the ongoing enrollment and site activation of our Phase

2b trial for OCR-002 and initiation of our Phase 1 clinical trial of oral drug candidate OCR-002, partially offset by a decrease in stock compensation expense.
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
General and Administrative Expenses
Our general and administrative expenses decreased by $0.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in general and administrative expense was primarily due to a decrease in our costs associated with legal and outside services fees, including stock-based compensation, partially offset by an increase in personnel costs and related expenses.
Our general and administrative expenses decreased by $0.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in general and administrative expense was primarily due to a decrease in our costs associated with legal and outside services fees, partially offset by an increase in personnel costs and related expenses including stock-based compensation.
We expect that our general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio and potentially expand our infrastructure.
Amortization of intangibles
We recognized $41,000 for the amortization of the intangible assets for each of the three months ended September 30, 2015 and September 30, 2014 and $0.1 million for the amortization of the intangible assets for each of the nine months ended September 30, 2015 and September 30, 2014.
Other Income (Expense)
Our other income (expense) decreased by $0.2 million for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. This decrease was primarily due to interest accrued and amortization of debt issuance costs on notes payable related to the debt facility that closed in the third quarter of 2015, partially offset by interest income earned on our investment portfolio of $23,000 and $71,000 for the three and nine months ended September 30, 2015, respectively.
Net income from discontinued operations
During the nine months ended September 30, 2014, we recognized a gain on disposal of assets of $1.1 million within discontinued operations. This related to the completion of our obligations under the Technology Transfer and License Agreement with Genentech, Inc. and F. Hoffman-La Roche, Ltd., in February 2014. During the three and nine periods ended September 30, 2015, $0.2 million of income was recorded within discontinued operations. This related to certain foreign research credits received in the third quarter 2015.

The following table summarizes the results of discontinued operations for the three months and nine months ended September 30, 2015 and September 30, 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds recognized pursuant to Technology Transfer and License Agreement	$—	$—	$—	$4,000
Less carrying value of assets sold:
Intangibles assets	—	—	—	(2,053)
Property and equipment	—	—	—	(356)
Goodwill	—	—	—	(442)
Net gain on disposal of assets	—	—	—	1,149
Settlement of certain restructuring charges	—	68	—	68
Other income (expenses) of discontinued operations	219	—	219	(6)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	—	(10)	—	(16)
Net income from discontinued operations	$219	$58	$219	$1,195
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash flow from:
Continuing operating activities	$(15,350)	$(15,685)
Discontinued operating activities	219	(444)
Continuing investing activities	15,543	(16,079)
Discontinued investing activities	—	1,165
Continuing financing activities	12,228	23,837
Net increase (decrease) in cash and cash equivalents	$12,640	$(7,206)
Comparison of the Nine Months Ended September 30, 2015 and 2014
The primary use of cash in continuing operating activities for the nine months ended September 30, 2015 was the result of our net loss from continuing operations of $19.7 million partially offset by changes in working capital of $1.0 million and non-cash charges of $3.4 million including share-based compensation expense, and accretion of premium on investment of securities. Cash used in continuing operating activities for the nine months ended September 30, 2014 was related primarily to our net loss from continuing operations of $19.1 million plus changes in working capital of $0.9 million. These changes are partially offset by non-cash charges of $4.3 million including share-based compensation expense and accretion of premium on investment of securities.
Cash provided by discontinued operating activities for the nine months ended September 30, 2015 was due primarily to certain foreign research credits received. Cash used in discontinued operating activities for the nine months ended September 30, 2014 was due primarily to payment of accrued liabilities of discontinued operations.
Cash provided by continuing investing activities for the nine months ended September 30, 2015 related to $39.0 million of investment maturities partially offset by purchases of short-term and long-term investments of $23.3 million. For the nine months ended September 30, 2014, net cash used by continuing investing activities related to purchases of short-term and long-term investments of $35.6 million partially offset by $19.5 million of investment maturities.

Cash provided by discontinued investing activities for the nine months ended September 30, 2014 represents cash proceeds related to the Technology Transfer and License Agreement with Genentech, Inc. and F. Hoffman-La Roche, Ltd. for rights to the MATCH discovery platform, which we acquired from Tranzyme in the Merger.
Cash provided by continuing financing activities for the nine months ended September 30, 2015 related to net proceeds from issuance of notes payable of $9.7 million and proceeds from issuance of common stock pursuant to the “at the market” equity program of $2.5 million. Net cash provided by financing activities for the nine months ended September 30, 2014 related to net proceeds of $23.4 million generated from our public offering completed on July 10, 2014, as well as proceeds from the exercise of stock options of $0.4 million.
Debt Facility
On July 30, 2015, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank , or collectively, the Lenders. The Loan Agreement provides up to $20 million principal in new term loans, $10 million of which was funded on July 30, 2015. The remaining $10 million is available for draw until December 31, 2016 at the Company’s discretion, subject to achievement of certain financial and clinical milestones. We refer to this facility as the Term Loan Facility.

The term loan repayment schedule provides for interest only payments (i) through either February 1, 2017 or August 1, 2017 with respect to the first $10 million of the term loans, depending on whether the remaining term loans have been funded within a certain period set forth in the Loan Agreement, and (ii) through August 1, 2017 with respect to the remaining $10 million of term loans, in each case followed by consecutive equal monthly payments of principal and interest in arrears starting on such dates and continuing through the maturity date of August 1, 2019. The Loan Agreement provides for an interest rate equal to the greater of (i) 8.275% or (ii) the sum of the thirty-day U.S. LIBOR rate for five days prior to the funding date of the applicable term loan plus 8.085%. The Loan Agreement also provides for a final interest payment equal to 3.0% of the original principal amount of the first $10 million in term loans and 1.325% of the original principal amount of the remaining $10 million in term loans, or $432,500, which is due when the term loan becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. The Term Loan Facility matures on August 1, 2019.

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
We expect to fund our operations with our current cash and cash equivalents and proceeds from potential additional financing transactions and possible strategic opportunities. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.
On May 15, 2015, we filed a shelf registration statement on Form S-3 under which we may offer shares of our common stock and preferred stock, various series of warrants to purchase common stock or preferred stock and debt securities, either individually or in units, in one or more offerings, up to a total dollar amount of $150,000,000. On May 15, 2015, we entered into a Sales Agreement, or the Sale Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock for which we included a prospectus to our shelf registration statement on Form S-3, having aggregate sales proceeds of up to $25,000,000, from time to time, through an “at the market” equity program under which Cowen acts as sales agent. During the third quarter of 2015, we sold an aggregate of 540,660 shares of common stock under the Sales Agreement, at an average price of approximately $4.00 per share for gross proceeds of $2.17 million and net proceeds of $2.05 million after deducting commissions and other transactions costs. As of September 30, 2015, $22.3 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
Subsequently in October 2015, we sold an aggregate of 78,326 shares of common stock under the Sales Agreement, at an average price of approximately $3.94 per share, for gross proceeds of approximately $0.3 million.
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
Our ability to finance operations beyond our current resources will depend heavily on our ability to fully and timely enroll patients and obtain favorable results in clinical trials of OCR-002 and to develop and commercialize OCR-002 successfully. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to raise additional capital through a combination of private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, as is the case with our Term Loan Facility, results in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.
Contractual Obligations
The following table summarizes our future contractual obligations as of September 30, 2015 (in thousands):

	Payments due by years
	2015 (Remaining Three Months)	2016	2017	2018	2019	Total
Note payable obligations, including interest (1)	$207	$828	$3,839	$4,442	$3,261	$12,577
Operating lease obligations	$109	$379	$15	$—	$—	$503
(1)    Upon the occurrence of an event of default, as defined in the Loan Agreement, and during the continuance of an event of default, a default interest rate of an additional 5% will be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable.
In the normal course of business, we enter into various firm purchase commitments related to active pharmaceutical ingredients, clinical studies and research studies. As of September 30, 2015, these commitments consisted of approximately $5.7 million in contractual obligations and commitments under material contracts, the majority of which are cancellable within 90 days or less.
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
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1A.  Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II, “Item 1A: Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, each as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. Except for the risk factors set forth below, during the quarterly period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

4.1
Warrant to Purchase Stock dated as of July 30, 2015 issued by the Company to Oxford Finance LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 4, 2015).

4.2
Warrant to Purchase Stock dated as of July 30, 2015 issued by the Company to Silicon Valley Bank (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 4, 2015).

10.1
Ocera Therapeutics, Inc. Loan and Security Agreement dated as of July 30, 2015 by and among the Company, Ocera Subsidiary, Inc., Oxford Finance LLC and Silicon Valley Bank.
(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2015).

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
*Filed herewith
**Furnished herewith
+Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	November 5, 2015	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer

Date:	November 5, 2015	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer and Treasurer