Form 10-K
period 2015-12-31
Ocera Therapeutics, Inc.
filed 2016-03-11
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2015 was approximately $62.94 million. As of February 29, 2016, there were outstanding 21,307,129 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part III of the Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the registrant's 2016 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2015.

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
Forward-Looking Statement Safe Harbor
This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks, uncertainties and assumptions, including information with respect to our plans and strategy for our strategic process, product candidates, drug discovery platform and business. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include but are not limited to statements under the captions “Business”, “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Annual Report on Form 10-K. You should be aware that the occurrence of any of the events discussed under the heading “Item 1A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update our forward-looking statements, even if new information becomes available in the future.
Industry and Market Data
This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by us and third parties. The industry in which we operate is subject to a high degree of uncertainty and risks due to various factors, including those described under the heading “Item 1A. Risk Factors”. These and other factors could cause results to differ materially from those expressed in the estimates made by us and third parties.

Part I.
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company focused on acute and chronic orphan liver diseases. Our initial focus is on the development and commercialization of a clinical candidate, OCR-002, for the treatment of hepatic encephalopathy, or HE. HE is a serious complication of liver cirrhosis, or liver failure, marked by mental changes including confusion, impaired motor skills, disorientation in time and space, and, in its more severe form, stupor, coma and even death. Although the exact cause of HE is not completely understood, there is growing evidence that elevated ammonia is a primary driver of HE, and that lowering ammonia may be beneficial to patients suffering from HE. Common causes of liver malfunction leading to elevated ammonia levels and HE include alcoholism, viral hepatitis and autoimmune diseases, non-alcoholic steatohepatitis, or NASH, as well as obesity, Type II diabetes, and acetaminophen overdose.
OCR-002 is a novel molecule, ornithine phenylacetate, which functions as an ammonia scavenger. In pre-clinical studies, OCR-002 significantly reduced arterial ammonia and cerebral edema in an animal model of chronic liver disease and significantly attenuated arterial ammonia, extracellular brain ammonia and intracranial pressure in a second animal model of acute liver failure.
We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial to evaluate the safety and efficacy of intravenous administration of OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. In March 2015, an independent data monitoring committee, or DMC, conducted an interim analysis, reporting that the trial was not futile and that there were no clinically significant safety issues of concern. In addition, the DMC recommended that we continue the trial and increase target enrollment from 140 patients to approximately 230 patients. This sample size recommendation allows the trial to maintain 80% statistical power to observe the treatment effect at the conclusion of the trial that was observed by the DMC at the time of the interim analysis. As of February 29, 2016, approximately 150 patients have been enrolled in total. We expect to complete enrollment in the fourth quarter of 2016.
We are also developing an oral form of OCR-002 with the goal of providing continuity of care for HE patients post discharge in order to prevent subsequent episodes of acute HE. In the fourth quarter of 2015, we completed a Phase 1 clinical trial with oral formulations of OCR-002 in healthy subjects. This open label, single-dose, five treatment, five-period crossover trial evaluated the pharmacokinetics, or PK, safety and tolerability of three prototype, extended-release oral formulations of OCR-002 compared to an immediate release oral solution of OCR-002 and the U.S. Food and Drug Administration, or FDA, approved ammonia-lowering agent, glycerol phenylbutyrate (RAVICTI®). Glycerol phenylbutyrate is a pre-pro-drug of phenylacetate, or PAA, a component of OCR-002. The results of this trial demonstrated a robust, extended-release pattern for all three pilot OCR-002 extended-release formulations, with mean plasma phenylacetate concentrations exceeding those achieved with RAVICTI® at all time points for at least 12 hours post-dose. In addition, the concentration of phenylacetylglutamine, or PAGN, the end-product responsible for clearing ammonia, was greater in both plasma and urine for all three OCR-002 extended-release dosage forms than RAVICTI® at an approximately equivalent molar PAA dose. Based on the strength of these results and the prior clinical proof of concept established with RAVICTI® in preventing recurrent HE in patients suffering from liver cirrhosis and a prior history of HE, we plan to continue development of oral OCR-002 and expect to conduct additional Phase 1 testing in the second half of 2016 after further formulation optimization.
In 2012, we completed a Phase 1 pharmacokinetic and safety clinical trial of the intravenous form of OCR-002. A Phase 2a investigator-sponsored trial in Spain evaluated OCR-002 in patients with upper gastrointestinal bleeding associated with liver cirrhosis. These patients tend to have elevated ammonia levels because they swallow blood, which produces more ammonia as it is digested. In the first part of this trial, a 10-patient open label safety cohort, OCR-002 was shown to lower ammonia when administered as a continuous intravenous infusion of up to 10 grams per 24 hours. In February 2015, we announced the preliminary topline results of the second part of this trial, which was a randomized, placebo-controlled cohort of 38 patients receiving either 10 grams per 24 hours of OCR-002 or placebo as a continuous intravenous infusion for five days. The data showed that over the first 12 hours of dosing, OCR-002 lowered ammonia by 19.6% compared to 3.2% in the placebo group, but this difference did not reach statistical significance. A statistically significant difference in urinary excretion of ammonia, as measured by PAGN, was observed and OCR-002 demonstrated a favorable safety profile and appeared to be well tolerated.
In addition, there is an investigator-sponsored Phase 2a clinical trial being conducted by the National Institutes of Health, or NIH, to evaluate the safety of OCR-002 in patients with hyperammonemia and HE due to acute liver failure or injury.
Our strategy is to focus clinical development activities on the intravenous form of OCR-002 to treat acute HE in hospitalized patients and on the oral form of OCR-002, which will be directed to chronic care of HE patients. Based on third party analysis of Healthcare Cost and Utilization Project, or HCUP, and Medicare data, we estimate that there are approximately 120,000 patients with 180,000 hospitalizations for HE in the United States annually, and that this population is growing by about 5% per year. Additional third-party data from Centers for Medicare and Medicaid Services, or CMS, indicate that approximately 60% of patients suffering from HE are hospitalized for over five days. Utilizing this incidence data and a combination of third-party information and market research commissioned by us regarding pricing, we believe the combined annual market potential for intravenous and oral OCR-002 is approximately $1.5 billion in the United States alone.  If intravenous OCR-002 is able to reduce the duration of patient stays in hospital intensive care units, we believe it has an annual market potential of up to approximately $600 million and if the oral formulation can reduce the frequency of acute HE episodes, we believe it has an annual market potential of up to approximately $900 million.
OCR-002 has been granted orphan drug designation and Fast Track status by the FDA for the treatment of hyperammonemia and resultant HE in patients with acute liver failure and acute on chronic liver disease. Orphan drug designation is given to a drug candidate intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. OCR-002 has also been granted orphan drug designation in the European Union for the treatment of acute liver failure. Fast Track designation is available for certain new drug products if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation does not change the standards for approval but may expedite the development or approval process.
In December 2008, we licensed rights to OCR-002 from UCL Business PLC, an entity affiliated with University College London, or UCL, for the exclusive worldwide rights to develop and commercialize OCR-002 and related technologies for any use. The agreement was amended in July 2011, February 2013 and July 2015. As consideration for the license, we paid an up-front fee of $1.0 million. We may be required to make future milestone payments to UCL totaling up to $20.0 million upon the achievement of various milestones related to clinical and regulatory events for OCR-002. We may also be required to pay milestone payments totaling up to $35.0 million upon the achievement of various milestones related to future net sales of OCR-002. We are also obligated to pay tiered royalties in the low to mid-single digits on future net sales of the licensed product candidate.
We are building intellectual property protection of OCR-002. We have exclusively licensed from UCL one patent and one patent application in the United States, and nineteen patents and three pending patent applications in foreign jurisdictions (including granted patents in Europe, Japan, China and several other countries), related to OCR-002 composition-of-matter or use in the treatment of HE, all of which expire in 2025. In addition, we exclusively own four patents and one pending patent application in the United States, and seven patents and sixteen pending patent applications in foreign jurisdictions (including a granted patent in China), that include specific drug substance patent claims, all of which expire in 2030. We also co-own with UCL and have exclusively licensed from UCL one pending application in the United States, and ten patents and twelve pending applications in foreign jurisdictions (including granted patents in Europe, Japan, China and several other countries), that include claims related to the use of OCR-002 for the treatment of portal hypertension, all of which expire in 2030. We also hold exclusive rights to two patents in the United States, and three patents and twelve pending applications in foreign jurisdictions, for the manufacture of OCR-002, all of which expire in 2031.
We are developing OCR-002 and retain global rights to commercialization for both the intravenous and oral forms of the drug. We may seek partners to help us develop OCR-002, including the potential to partner product commercialization rights.
Hepatic Encephalopathy: A Neurocognitive Disorder Related to Elevated Ammonia Levels
HE is a serious neurological disorder that can occur in patients with advanced cirrhosis or acute liver failure. HE is believed to occur when the brain is exposed to gut-derived toxins normally removed by the healthy liver. While a variety of these toxins may contribute to HE, it is generally believed that ammonia plays a causal role in the disorder. A third-party study published in Hepatology in 2007 showed that higher ammonia levels correlated with greater frequency of HE and elevated intracranial pressure. Additionally, an independent study published in the American Journal of Medicine in 2003 showed that ammonia measurements correlated with the severity of HE in patients. Further evidence of ammonia’s central role in HE is obtained from a paper published in Hepatology in 2013 that showed administration of an ammonia scavenger reduced HE events, as well as ammonia, in patients with known cirrhosis and who had experienced two or more HE events in the six months prior to the study. The diagnosis of HE requires the presence of impaired liver function and the exclusion of an alternative explanation for the symptoms. Blood tests of ammonia levels may assist in the diagnosis.
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

Based on third party analysis of HCUP data, we estimate that there are approximately 120,000 patients with 180,000 hospitalizations for HE in the United States annually, and that this population is growing by about 5% a year. Additional third-party data from CMS indicates that approximately 60% of patients suffering from HE are hospitalized for over five days.
Acute HE is believed to be caused by the rapid accumulation of ammonia in the blood in patients with a failing liver. As the ammonia crosses the blood brain barrier, it may lead to brain swelling and serious neurocognitive deficit. These patients are generally very sick, and may be stuporous or comatose, and unable to swallow and effectively absorb oral medications. Therefore, we believe it is preferable to treat them with an intravenous, easily administrable agent that can act rapidly and safely. We believe that OCR-002 may be beneficial in managing these patients.
OCR-002 Mechanism of Action
OCR-002, which contains ornithine and phenylacetate, appears to have a dual mechanism of action designed to lower ammonia without involvement of the liver, which is damaged or diseased in HE patients.  A preliminary human study conducted by Professor Rajiv Jalan, MD, of UCL, suggested that co-administration of ornithine (delivered as L-ornithine L-aspartate) and phenylacetate (delivered as phenylbutyrate) lowered ammonia levels more than either alone.  It is generally believed that ornithine promotes ammonia clearance though the urea cycle and via muscle tissue. Ornithine enters the muscle where it is converted to glutamate, which in turn combines with ammonia to create glutamine. Glutamine combines with phenylacetate to form PAGN which is then excreted through the kidneys.
Clinical Development Programs
OCR-002 IV Formulation
Phase 2 Trials
"Stop HE" Phase 2b Trial
We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial in approximately 230 patients to evaluate the safety and efficacy of intravenously administered OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. We commenced this trial in the fourth quarter of 2013 and enrolled our first patient in January 2014.  The trial is currently being conducted at approximately 90 sites worldwide. To increase the pace of enrollment, we amended our trial protocol in March 2014 to broaden the eligible patient selection criteria. In April 2014, we further amended the protocol to increase patient dosage to up to 20 grams per day based on our review of preliminary pharmacokinetic data from our investigator-sponsored trials discussed below. This increased dosage level remains below the maximum tolerated dose of 40 grams per day observed in our Phase 1 trial. In October 2014, we further amended the protocol to broaden enrollment and clarify certain operational aspects of the trial. The primary efficacy endpoint of this trial is time to clinically meaningful improvement in HE symptoms.  Secondary endpoints include time to complete resolution, proportion of clinical responders, length of hospital stay and time in the intensive care unit, among others. As of February 29, 2016, approximately 150 patients have been enrolled in the trial and we expect to complete enrollment in the fourth quarter of 2016.
Investigator Sponsored Phase 2a Trials
In February 2015, we announced the preliminary topline results of the second phase of a Phase 2a investigator-sponsored, double-blind placebo controlled trial of OCR-002 in 38 patients with upper gastrointestinal bleeding associated with liver cirrhosis, receiving either 10 grams per 24 hours of OCR-002 or placebo as a continuous intravenous infusion for five days. This trial showed that OCR-002 lowered ammonia by 19.6% over the first 12 hours, compared to 3.2% over the first 12 hours in the placebo group, but this difference did not reach statistical significance. A statistically significant difference in urinary excretion of ammonia, as measured by PAGN, the key ammonia elimination pathway for OCR-002, was observed. OCR-002 demonstrated a favorable safety profile and appeared to be well tolerated. The first phase of this trial was conducted on an open label basis and the investigators observed a rapid decline in ammonia in the 10 patients who received OCR-002 at up to 10 grams per day in addition to the standard of care.
In addition, there is a second investigator-sponsored Phase 2a trial of OCR-002 underway. This trial, sponsored by NIH, is a pilot open label dose ranging trial of up to 10 grams per day, assessing safety and pharmacokinetics of OCR-002 in patients with acute liver failure/injury and hyperammonemia. In the NIH trial, there have been 28 evaluable patients enrolled with no drug-related serious adverse events.
Phase 1 Pharmacokinetic Trial - Intravenous Formulation
We completed Phase 1 pharmacokinetic and safety trials of intravenous OCR-002 in a parallel ascending dose clinical trial of 48 healthy volunteers and 43 stable cirrhotic patients. No serious adverse events, deaths or discontinuations were reported.  The most common dose-related toxicities included dizziness, headache, nausea and blurred vision. Through this trial, we established the pharmacokinetic profile of OCR-002 and identified safety margins.
Pre-clinical Studies
Pre-clinical studies of OCR-002 were performed in two animal models, rat with bile duct ligation as a model for chronic liver disease and pig with hepatic artery ligation as a model for acute liver failure. In the rat model, OCR-002 significantly reduced arterial ammonia and cerebral edema, and in the pig model, OCR-002 significantly attenuated arterial ammonia, extracellular brain ammonia and intracranial pressure.
OCR-002 Oral Formulation
Phase 1 Pharmacokinetic Trial - Oral Prototype Formulations
In the fourth quarter of 2015, we completed a Phase 1 clinical trial with oral prototype formulations of OCR-002 in healthy subjects. This open label, single-dose, five treatment, five-period crossover trial evaluated the PK, safety and tolerability of three prototype, extended-release oral formulations of OCR-002 compared to an immediate release oral solution of OCR-002 and the ammonia-lowering agent, glycerol phenylbutyrate (RAVICTI®), a pre-pro-drug of PAA, a component of OCR-002.
The results of this trial demonstrated a robust, extended-release pattern for all three pilot OCR-002 extended-release formulations, with mean plasma phenylacetate concentrations exceeding those achieved with RAVICTI® at all time points. The mean maximum concentration, or Cmax, of plasma PAA from the three pilot OCR-002 extended-release formulations ranged from approximately 50 to 90µg/mL occurring at various time points over four to nine hours after dosing. For comparison, RAVICTI® produced a mean plasma PAA Cmax of approximately 10µg/mL at four to six hours after dosing.
In addition, plasma and urinary PAGN concentrations were greater for all three OCR-002 extended-release dosage forms than with RAVICTI®. The mean Cmax of plasma PAGN from the pilot extended-release formulations of OCR-002 ranged from approximately 30 to 45µg/mL occurring at various time points over four to ten hours after dosing. For comparison, RAVICTI® produced a mean plasma PAGN Cmax of about 20 to 25µg/mL at approximately five hours.
Based on the strength of these results and the prior clinical proof of concept established with RAVICTI® in preventing recurrent HE in patients suffering from liver cirrhosis and a prior history of HE, we plan to continue development of oral OCR-002 and expect to conduct additional Phase 1 testing in the second half 2016 after further formulation optimization.
Pre-clinical Studies
Pre-clinical studies of oral formulations of OCR-002 were conducted in both in vitro and in vivo models. As these oral formulations of OCR-002 contain the same active ingredient as our intravenous formulation of OCR-002, we did not base our testing on measures of reducing ammonia. Rather, our focus was to identify an appropriate pharmacokinetic profile that would support a convenient dosing schedule.
Manufacturing
We currently have no manufacturing facilities. We rely on third-party manufacturers to produce bulk drug substance and drug products required for commercial use and for our clinical trials.
We have had clinical supplies of OCR-002 drug substance manufactured for us by Helsinn Chemicals SA in Switzerland. Finished product manufacturing and filling for OCR-002 IV clinical supplies has been undertaken by AAI Pharma Service Corp in North Carolina. We rely on additional third-parties for manufacturing our research stage oral formulation prototypes. Our third-party manufacturers, their facilities and all lots of drug substance and drug products are required to be in compliance with current Good Manufacturing Practices, or cGMP. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements and FDA satisfaction before any product is approved for the US market and before we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of our products. Contract manufacturers may encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

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
We are building intellectual property protection of OCR-002. We have exclusively licensed from UCL one patent and one patent application in the United States, and nineteen patents and three pending patent applications in foreign jurisdictions (including granted patents in Europe, Japan, China and several other countries), related to OCR-002 composition-of-matter or use in the treatment of HE, all of which expire in 2025. In addition, we exclusively own four patents and one pending patent application in the United States, and seven patents and sixteen pending patent applications in foreign jurisdictions (including a granted patent in China), that include specific drug substance patent claims, all of which expire in 2030. We also co-own with UCL and have exclusively licensed from UCL one pending application in the United States, and ten patents and twelve pending applications in foreign jurisdictions (including granted patents in Europe, Japan, China and several other countries), that include claims related to the use of OCR-002 for the treatment of portal hypertension, all of which expire in 2030. We also hold exclusive rights to two patents in the United States, and three patents and twelve pending applications in foreign jurisdictions, for the manufacture of OCR-002, all of which expire in 2031. In addition, we have multiple pending provisional applications directed to formulations and additional uses. However, there is a significant risk that the pending applications will not issue as patents, or that they may issue with substantially narrower claims than those that are currently sought.
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
Our planned clinical trials for our product candidates may not begin or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory approval to commence a trial;

•	reaching agreement with third-party clinical trial sites and their subsequent performance in conducting accurate and reliable studies on a timely basis;

•	obtaining IRB approval to conduct a trial at a prospective site;

•	nonclinical laboratory and animal tests;

•	recruiting patients to participate in a trial; and

•	supply of the drug.
Prior to commencing the first clinical trial, an initial IND application must be submitted to the FDA. The IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA within the 30-day time period raises concerns or questions about the conduct of the clinical trial. In such case, the IND application sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. A separate submission to the existing IND application must be made for each successive clinical trial to be conducted during product development. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. Informed consent must also be obtained from each trial subject. Regulatory authorities, an IRB or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk.
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

•
Phase 3 - when Phase 2 evaluations demonstrate that a dosage range of the product appears effective and has an acceptable safety profile, and provide sufficient information for the design of Phase 3 studies, Phase 3 trials are undertaken to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug, and to provide an adequate basis for product approval by the FDA.

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
Even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution, or post-marketing trial requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.
FDA Post-Approval Requirements
Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including requirements for record-keeping and reporting of adverse experiences with the drug. Drug manufacturers are required to register their facilities with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain quality processes, manufacturing controls and documentation requirements upon us and our third-party manufacturers in order to ensure that the product is safe, has the identity and strength, and meets the quality and purity characteristics that it purports to have. Certain states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, fail to approve any NDA or other application, require us to recall a drug from distribution, shut down manufacturing operations or withdraw approval of the NDA for that drug. Noncompliance with cGMP or other requirements can result in issuance of warning letters, civil and criminal penalties, seizures and injunctive action.
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
There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, a similar federal requirement has required manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.
Patient Protection and Affordable Care Act
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•
The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended-release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefit. The Centers for Medicare and Medicaid Services, or CMS, have proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

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

•
PPACA will require pharmaceutical manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers of products reimbursable by federal healthcare programs are required to report this information to CMS annually.

•
A new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•
PPACA authorized the creation of the Independent Payment Advisory Board with the authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs.

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
Research and Development
We devote a substantial portion of our resources to developing new product candidates. During the years ended December 31, 2015, 2014 and 2013, we expended approximately $16.0 million, $14.9 million and $3.5 million, respectively, on research and development activities.

Employees
We had 20 full-time employees as of December 31, 2015. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
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
Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for, and successfully commercialize an intravenous formulation of OCR-002 for the treatment of hyperammonemia and associated hepatic encephalopathy, or HE, in patients with liver cirrhosis, acute liver failure and acute liver injury as well as an oral formulation of OCR-002 to provide a chronic use option to maintain remission of HE in patients with liver cirrhosis. The process to develop, obtain regulatory approval for and commercialize OCR-002 is long, complex and costly.
We have not submitted a new drug application, or NDA, or received regulatory approval to market for OCR-002 in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations to assist us in this process. Securing approval by the U.S. Food and Drug Administration, or FDA, requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate's safety and efficacy. OCR-002 and any future product candidates we may develop, may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.
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
The FDA, European Medicine Agency, or EMA, and other regulators have substantial discretion in the approval process and may form an opinion, after review of our data, that any NDA we may file with the FDA is insufficient to allow approval of OCR-002 for any of the indications we are pursuing. The FDA may require that we conduct additional clinical, nonclinical, manufacturing validation or drug product quality studies and submit data from these studies before it will consider or reconsider any NDA we may file. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve the use of intravenous OCR-002 for either HE or acute liver failure or oral OCR-002 for the chronic care of HE patients. If any of these outcomes occur, we may not receive regulatory approval for OCR-002. Even if we obtain FDA approval for OCR-002, the approval might contain significant limitations related to use restrictions for certain age groups, warnings, precautions or contraindications, or may be subject to significant post-marketing studies or risk mitigation requirements. If we are unable to successfully commercialize OCR-002, we may not be able to earn sufficient revenues to continue our business.
Any safety or efficacy concerns, including our ability to show a statistically significant reduction in the clinical severity of HE, or delays in enrollment, in our Phase 2b clinical trial, and any future Phase 3 clinical trials we may conduct, could delay or prevent regulatory approval of OCR-002.
We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial in approximately 230 patients to evaluate the efficacy of intravenously administered OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. We commenced this trial in the fourth quarter of 2013, enrolled our first patient in January 2014 and approximately 150 patients have been enrolled as of February 29, 2016. The primary efficacy endpoint of this trial is time to clinically meaningful improvement in HE symptoms. Secondary endpoints include, among others, time to complete resolution of HE, proportional responder analysis, length of hospital stay and time in the intensive care unit. Since we are measuring a relatively large number of data points in this trial, we may observe adverse, mixed or contradictory results, any of which could adversely affect our ability to further develop and eventually commercialize OCR-002. In addition, the measurement of our primary endpoint is based upon a tool for measuring HE that we developed after consultation with the FDA, but which has yet to be accepted by the FDA or EMA as an acceptable tool. While we are validating this tool with other measurements in the trial, there can be no assurance that the tool is appropriate, that the FDA will agree with its utility and that it has been consistently applied in our trial.
The Phase 2a investigator-sponsored clinical trials of IV OCR-002 have studied, as a primary endpoint, the ability of OCR-002 to reduce plasma ammonia in patients with liver cirrhosis and acute liver failure. In these trials, we believe the dose of OCR-002 administered was insufficient to produce drug levels likely to be efficacious at lowering ammonia. While we believe that doses of OCR-002 being administered in our ongoing Phase 2b trial should lead to reductions in plasma ammonia, and that such reduction in plasma ammonia should result in faster time to clinically meaningful improvement in HE symptoms, the trial results may not bear this out. In addition, in the event that safety concerns are raised by this trial, we may no longer be able to pursue further development or commercialization efforts for OCR-002. Further, given that the oral and intravenous formulations of OCR-002 contain the same active pharmaceutical ingredient, safety concerns raised by this trial could also prevent us from further developing or commercializing the oral OCR-002 formulation.
In April 2014, we amended the protocol for our Phase 2b clinical trial to increase OCR-002 dosage from up to 10 grams per day to up to 20 grams per day. There can be no assurance that the increased dosage will have a favorable impact on efficacy or that we will be able to meet our clinical endpoints. In March 2015, an independent data monitoring committee, or DMC, conducted an interim analysis, reporting that the trial was not futile and that there were no clinically significant safety issues of concern. In addition, the DMC recommended that we continue the study and increase target enrollment from 140 patients to approximately 230 patients. There can be no assurances that the observations made at the interim regarding safety and futility will be consistent with the final study results for various reasons, including that the final study results based upon the full sample size may not be consistent with the results achieved by the limited sample size used to conduct the interim analysis and the recommended sample size of approximately 230 patients for the trial may not be sufficiently large to demonstrate efficacy.
Enrollment in our Phase 2b clinical trial is ongoing. To increase the pace of enrollment, we amended our trial protocol in March 2014 to broaden the eligible patient selection criteria. In October 2014, we further amended the protocol to broaden enrollment and clarify certain operational aspects of the trial. In addition, we expanded the scope of the trial to include additional sites in the United States and Europe.  In spite of these changes, there can be no assurance that enrollment will occur on a timely basis or that the trial will ever achieve full enrollment.
Favorable results in our Phase 1 clinical trial of oral formulations of OCR-002 may not be predictive of the safety and efficacy results in future clinical trials of the product candidate.

               A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier-stage development. Our Phase 1 clinical trial with oral formulations of OCR-002 in healthy subjects demonstrated a robust, extended-release pattern for all three pilot OCR-002 extended-release formulations, with mean plasma phenylacetate concentrations exceeding those achieved with RAVICTI® at all time points for at least 12 hours post-dose. In addition, phenylacetylglutamine, or PAGN, the end-product responsible for clearing ammonia, was greater in both plasma and urine for all three OCR-002 extended-release dosage forms than RAVICTI® at an approximately equivalent molar PAA dose. We cannot assure you that our future clinical trials will achieve similarly positive results due to a number of facts, including:

•	Benchmarking against RAVICTI®, which works exclusively through phenylacetate while OCR-002 contains phenylacetate and ornithine, might not prove to be effective;

•	We may never develop a commercially acceptable oral formulation of OCR-002; and

•	Results in healthy subjects may not translate to patients afflicted with liver cirrhosis.
Any safety or efficacy concerns, or delays in enrollment, relating to the lone remaining externally sponsored Phase 2a studies of OCR-002 may delay or prevent approval of OCR-002.
The Acute Liver Failure Study Group of the National Institutes of Health is funding a Phase 2a trial of OCR-002, for the treatment of patients with acute liver injury, as well as those that have progressed to acute liver failure following acetaminophen overdose and other causes. Enrollment in this clinical trial is ongoing. In March 2013, the FDA approved less restrictive enrollment inclusion criteria for the trial, which we believe allows for a somewhat more rapid enrollment of patients. However, there can be no assurance that enrollment will occur on a timely basis or that the trial will ever achieve full enrollment. In the event that safety or efficacy or quality concerns are raised by this trial, we may no longer be able to pursue an acute liver failure indication for OCR-002.
An additional Phase 2a investigator-sponsored trial tested OCR-002 in patients with upper gastrointestinal bleeding associated with liver cirrhosis. In the first part of this trial, a 10-patient open label safety cohort, OCR-002 was shown to lower ammonia when administered as a continuous intravenous infusion of up to 10 grams per 24 hours. In February 2015, we announced the preliminary topline results of the second part of this trial, which was a randomized, placebo-controlled cohort of 38 patients. The data showed that OCR-002 lowered ammonia by 19.6% over the first 12 hours, compared to 3.2% over the first 12 hours in the placebo group, but this difference did not reach statistical significance. A statistically significant difference in urinary excretion of ammonia, as measured by PAGN, the key ammonia elimination pathway for OCR-002, was observed and OCR-002 demonstrated a favorable safety profile and appeared to be well tolerated. There can be no assurance that the favorable safety profile and urinary excretion of ammonia observed in the Phase 2a trial will translate to safety and efficacy in our Phase 2b trial, which uses a different dose of OCR-002 and a different, physician-assessed, endpoint. If the results of Phase 2b trial do not show sufficient safety and efficacy, we may be unable to achieve regulatory approval of intravenously administered OCR-002 for reducing the severity of HE symptoms among hospitalized HE patients.
The patient populations suffering from both HE and acute liver failure are small. If we are unable to timely enroll our clinical trials or reach the desired enrollment levels, our development program for OCR-002 will likely be delayed.
We estimate that in the United States, the annual number of hospitalizations that involve HE is approximately 180,000 cases, and the annual number of hospitalizations due to acute liver failure is approximately 2,000-3,000. We currently plan to enroll approximately 230 patients in our Phase 2b clinical trial and, if the Phase 2b clinical trial is successful, any future Phase 3 clinical trials we may conduct might include a number of patients that is greater than what we plan to enroll in our Phase 2b clinical trial. If the enrollment in these studies is delayed, it will result in delays in our OCR-002 development program and the time to commercialization.
In addition, if the population of patients afflicted with HE is smaller than we estimate, or is reduced over time due to other treatments for liver diseases, it could have a material adverse impact on the results of our operations.
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
As part of our business strategy, we have obtained orphan drug designation in the United States for OCR-002 for the treatment of hyperammonemia and resultant HE in patients with acute liver failure and acute-on-chronic liver disease. We have also obtained orphan drug designation in the European Union for OCR-002 for the treatment of acute liver failure and are considering whether to submit such a request for the HE indication in the near future. In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA, to market the same drug for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines "same drug" as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.
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
OCR-002, if approved, will be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in any jurisdiction in which we or a partner commercialize the product. In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practice, or cGMP, requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and applicable foreign regulatory bodies, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved label. As such, we may not promote our products for indications or uses for which we do not have FDA or foreign approval, as applicable.
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
If we, or third party manufacturers for OCR-002 or any of our future product candidates, fail to comply with applicable regulatory requirements, a regulatory agency may:

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
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Drug pricing and other healthcare costs also continue to be subject to intense political and societal pressures, which we anticipate will continue and escalate on a global basis. These pressures may result in harm to our business and reputation, cause our stock price to decline or experience periods of volatility and adversely affect results of operations and our ability to raise funds.
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
We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, which may in the future develop products to treat HE and acute liver failure. Even if we complete development, obtain regulatory approval and commercialize OCR-002 to treat HE, we will face competition from Salix Pharmaceuticals, Inc., a subsidiary of Valeant Phamaceuticals, International, Inc., the manufacturer of rifaximin, as well as generic manufacturers of lactulose and potential generic manufacturers of rifaximin. In addition, researchers are continually learning more about liver disease including HE, and new discoveries may lead to new therapies. Horizon Pharma could also recommence development of RAVICTI® for HE. As a result, OCR-002 may be rendered less competitive. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
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
OCR-002, if approved, may not gain sufficient market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community and our business may suffer. The degree of market acceptance of OCR-002, after approval, if any, will depend on a number of factors, including:

•	the effectiveness of OCR-002 as compared to other products indicated for HE or other similar disorders;

•	the prevalence and severity of any side effects;

•	the market price and patient out-of-pocket costs of OCR-002 relative to other treatment options, including any generics;

•	relative convenience and ease of administration with respect to the IV and oral formulations of OCR-002;

•	willingness by patients to stop using current treatments and adopt a new treatment;

•	restrictions on healthcare provider prescribing of and patient access to our products due to a REMS;

•	the strength of our marketing and distribution organizations;

•	the quality of our relationship with patient advocacy groups; and

•	commercial viability, including sufficient third-party coverage or reimbursement.
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
We currently do not have an organization capable of commercializing an approved product candidate. If OCR-002 is approved by the FDA for commercial sale, we may choose to market OCR-002 directly to physicians in the United States through our own sales and marketing force and related internal commercialization infrastructure. We will need to incur significant additional expenses and commit significant additional management resources to establish and train an internal sales and marketing force to market and sell OCR-002. We may not be able to successfully establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel. In the event we are unable to successfully market and promote OCR-002, our business may be harmed.
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
Any foreign operations we establish in the future subject us to additional risks and uncertainties, including:

•	our customers' ability to obtain reimbursement for our products in foreign markets;

•	our inability to directly control commercial activities because we are relying on third parties who may not put the same priority on our products as we would;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer accounts receivable collection times;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries;

•	foreign currency exchange rate fluctuations; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.
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
In the United States, we are subject to various federal and state health care "fraud and abuse" laws, including anti- kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute. False claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payors, including government payors, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that GMP manufacturing violations or off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs. Under the Health Insurance Portability and Accountability Act of 1996, and its relevant amendments, we are prohibited from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and/or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

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
We entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or collectively, the Lenders on July 30, 2015. The Loan Agreement provides up to $20 million principal in new term loans, $10 million of which was funded on July 30, 2015. We refer to this facility as the Term Loan Facility. The remaining $10 million is available for draw until December 31, 2016 at the Company’s discretion, subject to achievement of certain financial and clinical milestones. The Term Loan Facility is secured by substantially all of our assets and the assets of our subsidiary, Ocera Subsidiary, Inc., except that the collateral does not include any intellectual property held by us or our subsidiary, Ocera Subsidiary, Inc.
However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. The level and nature of our indebtedness could, among other things:
•make it difficult for us to obtain any necessary financing in the future;
•limit our flexibility in planning for or reacting to changes in our business;
•reduce funds available for use in our operations and corporate development initiatives;

•	impair our ability to incur additional debt because of financial and other restrictive covenants or the liens on our assets that secure our current debt;

•	hinder our ability to raise equity capital, because in the event of a liquidation of our business, debt holders receive a priority before equity holders;
•make us more vulnerable in the event of a downturn in our business; and

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.
In addition, if we do not meet certain conditions set forth in the Loan Agreement, we will not be able to draw the remaining $10 million available under the Term Loan Facility, which could materially harm our financial condition. We may also incur significantly more debt in the future, which will increase each of the risks described above related to our indebtedness.
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
•make certain investments;
•enter into any material transactions with any affiliates, with certain exceptions;
•make payments on any subordinated debt; or

•	permit certain of our subsidiaries to maintain, own or otherwise hold any material assets or conduct any business operations other than as disclosed to the Lenders.
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

•	the time and cost necessary to obtain regulatory approvals;

•	the costs of manufacturing clinical and commercial supplies of OCR-002 and any other product candidates we may develop;

•	payments of milestones and royalties to third parties;

•	the costs and timing of establishing sales and marketing capabilities in selected markets;

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

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
We do not currently operate manufacturing facilities for clinical or commercial production of any product. We have limited personnel experienced in drug manufacturing and formulation, and we lack the resources and the capabilities to manufacture OCR-002 on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of drug substance for clinical trials or products for commercial purposes in the foreseeable future. We rely on third-party manufacturers to produce bulk drug substance and drug products required for our clinical trial of OCR-002 and for developing the oral formulation of OCR-002. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our products if and when approved for marketing by the applicable regulatory authorities. We have clinical supplies of the active pharmaceutical ingredient for OCR-002 manufactured for us by a single drug substance supplier Helsinn Chemicals SA. The OCR-002 finished product manufacturing and filling is undertaken by AAI Pharma Service Corp. on our behalf. We have not secured commercial supply agreements with any contract manufacturers and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all. Our contract manufacturers' failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.
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
We have a license agreement on OCR-002 with UCL for worldwide rights to develop and commercialize the product candidate and related technologies for any use. We may be required to make future milestone payments to UCL totaling up to $20.0 million upon the achievement of various milestones related to clinical and regulatory events for OCR-002.  We may also be required to pay milestone payments totaling up to $35.0 million upon the achievement of various milestones related to future net sales of OCR-002. Should we seek approval for more than two indications with either formulation of OCR-002 we may be required to pay additional clinical and regulatory milestones. We are also obligated to pay tiered royalties in the low to mid-single digits on future net sales of the licensed product.
We may become obligated to make milestone or royalty payments when we do not have the cash on hand to make these payments or have budgeted cash for our development efforts. This could cause us to delay our development efforts, curtail our operations, scale back our commercialization and marketing efforts or seek additional capital to meet these obligations, which could be on terms unfavorable to us. Additionally, if we fail to make a required payment and do not cure the failure within the required time period, the licensor may be able to terminate our license to use the licensed technology. If our license from UCL is terminated, it may be impossible for us to commercialize OCR-002.

We are increasingly dependent on information technology systems to operate our business and a cyber attack or other breach of our systems, or those of third parties on whom we may rely, could subject us to liability or interrupt the operation of our business.
We are increasingly dependent on information technology systems to operate our business. A breakdown, invasion, corruption, destruction or interruption of critical information technology systems by employees, others with authorized access to our systems or unauthorized persons could negatively impact operations. In the ordinary course of business, we collect, store and transmit confidential information and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. Additionally, we outsource certain elements of our information technology systems to third parties. As a result of this outsourcing, our third party vendors may or could have access to our confidential information making such systems vulnerable. Data breaches of our information technology systems, or those of our third party vendors, may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we believe that we have taken appropriate security measures to protect our data and information technology systems, and have been informed by our third party vendors that they have as well, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems, or those of our third party vendors, that could adversely affect our business.
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
Where appropriate, we seek patent protection for certain aspects of our technology. Patent protection may not be available for some of the product candidates or technologies we are developing. If we must spend significant time and money protecting or enforcing our patents, designing around patents held by others or licensing, potentially for large fees, patents or other proprietary rights held by others, our business and financial prospects may be harmed. We may not develop additional proprietary products which are patentable.
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
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our in-licensed patents owned patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.
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

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees or consultants have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.
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
It is likely that the Merger and other sales of our stock, either on a standalone basis or when combined with future transactions, have caused or will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes already subject to limitations as a result of our prior ownership changes may be subject to more stringent limitations.
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
As a public company, we are subject to rules and regulations that require us to maintain the effectiveness of both disclosure controls and procedures and internal control over financial reporting. Effective disclosure controls and procedures and internal control over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We are subject to the requirement to perform an annual management assessment of the effectiveness of our internal controls over financial reporting and obtain a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 2,188 square feet of office space located at 525 University Avenue, Palo Alto, California under a sub-lease for general office purposes that commenced on October 10, 2013 and will terminate on December 31, 2016.

Following the Merger, our clinical development operations were moved to 8,126 square feet of office space located at 5001 South Miami Boulevard, Durham, North Carolina. In June 2015, we amended the lease for this facility by extending term of the lease through January 31, 2017.
We believe that our facilities are suitable and adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.
Item 3. Legal Proceedings
We are not currently subject to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock commenced trading on the NASDAQ Global Market on July 16, 2013 under the symbol “OCRX” following the reverse merger with Tranzyme, Inc. and currently trades on the NASDAQ Global Select Market under the same symbol. The following table sets forth the high and low per share sale prices of our common stock as reported on the NASDAQ Global Select Market during each of the previous eight quarters.

	Price Range
Fiscal year ending December 31, 2015	High	Low
1st Quarter	$7.24	$4.20
2nd Quarter	$4.69	$3.35
3rd Quarter	$4.68	$3.00
4th Quarter	$3.98	$2.86
Fiscal year ending December 31, 2014
1st Quarter	$18.76	$10.55
2nd Quarter	$11.12	$6.80
3rd Quarter	$7.69	$4.71
4th Quarter	$7.94	$4.96
On March 10, 2016, the last trading day prior to March 11, 2016, the closing price for our common stock as reported by the NASDAQ Global Market was $3.52.

Comparative Stock Performance Graph
The graph below matches our cumulative 56 month total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from April 4, 2011 to December 31, 2015. Performance from April 4, 2011 through July 15, 2013 represents Tranzyme, symbol "TZYM" on the NASDAQ Global Market and from July 16, 2013 through December 31, 2015 represents Ocera Therapeutics, Inc., symbol "OCRX" on the NASDAQ Global Market.

COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN*
Among Ocera Therapeutics Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index
*$100 invested on 4/4/11 in stock or 3/31/11 in index, including reinvestment of dividends.
Fiscal year ending December 31:

	4/11	6/11	9/11	12/11	3/12	6/12	9/12	12/12	3/13	6/13	9/13	12/13	3/14	6/14	9/14	12/14	3/15	6/15	9/15	12/15
Ocera Therapeutics Inc	$100	$105	$66	$72	$64	$94	$112	$14	$13	$12	$18	$27	$22	$16	$10	$13	$10	$8	$7	$7
NASDAQ Composite	$100	$100	$88	$96	$114	$109	$116	$113	$123	$129	$144	$159	$161	$169	$172	$181	$186	$190	$176	$191
NASDAQ Biotechnology	$100	$109	$98	$108	$125	$130	$148	$147	$179	$191	$232	$253	$261	$285	$314	$335	$360	$381	$314	$348
Holders of Record
As of February 29, 2016, there were approximately 62 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and therefore, are considered to be held of record by Cede & Co. as one stockholder.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Licensing revenue	$—	$200	$—	$—	$—
Royalty revenue	133	141	85	—	—
Total revenue	133	341	85	—	—
Operating expenses:
Research and development	15,977	14,945	3,549	1,642	3,045
General and administrative	10,321	9,910	8,500	1,739	1,985
Amortization of intangibles	171	164	295	—	—
Impairment of intangibles	—	—	3,070	—	—
Total operating expenses	26,469	25,019	15,414	3,381	5,030
Other income (expense), net	(413)	54	(160)	(227)	303
Net loss from continuing operations	(26,749)	(24,624)	(15,489)	(3,608)	(4,727)
Net income (loss) from discontinued operations	227	1,199	(2,025)	—	—
Net loss	$(26,522)	$(23,425)	$(17,514)	$(3,608)	$(4,727)

Net loss per share from continuing operations—basic and diluted	$(1.33)	$(1.41)	$(2.52)	$(5.76)	$(7.54)
Net income (loss) per share from discontinued operations—basic and diluted	0.01	0.07	(0.33)	—	—
Net loss per share—basic and diluted	$(1.32)	$(1.34)	$(2.85)	$(5.76)	$(7.54)
Shares used to compute net loss per share—basic and diluted	20,067,660	17,525,187	6,145,731	626,593	626,593

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,921	$10,127	$15,533	$2,303	$3,114
Short and long-term investments	7,415	41,040	31,680	—	—
Working capital (deficit)	40,188	45,364	42,605	(1,054)	2,192
Total assets	44,737	53,052	51,820	2,410	3,467
Long-term notes payable	9,508	—	—	—	—
Convertible notes payable	—	—	—	2,908	—
Convertible preferred stock	—	—	—	61,743	61,743
Accumulated deficit	(131,433)	(104,911)	(81,486)	(63,972)	(60,364)
Total stockholders' equity (deficit)	31,394	50,145	45,132	(62,806)	(59,556)

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
Overview
We are a clinical-stage biopharmaceutical company focused on acute and chronic orphan liver diseases. Our initial focus is on the development and commercialization of a clinical candidate, OCR-002, for the treatment of hepatic encephalopathy, or HE. HE is a serious complication of liver cirrhosis, or liver failure, marked by mental changes including confusion, impaired motor skills, disorientation in time and space, and, in its more severe form, stupor, coma and even death. Although the exact cause of HE is not completely understood, there is growing evidence that elevated ammonia is a primary driver of HE, and that lowering ammonia may be beneficial to patients suffering from HE. Common causes of liver malfunction leading to elevated ammonia levels and HE include alcoholism, viral hepatitis and autoimmune diseases, non-alcoholic steatohepatitis, or NASH, as well as obesity, Type II diabetes, and acetaminophen overdose.
OCR-002 is a novel molecule, ornithine phenylacetate, which functions as an ammonia scavenger. In pre-clinical studies, OCR-002 significantly reduced arterial ammonia and cerebral edema in an animal model of chronic liver disease and significantly attenuated arterial ammonia, extracellular brain ammonia and intracranial pressure in a second animal model of acute liver failure.
We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial to evaluate the safety and efficacy of intravenous administration of OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. In March 2015, an independent data monitoring committee, or DMC, conducted an interim analysis, reporting that the trial was not futile and that no clinically significant safety concerns were observed. In addition, the DMC recommended that we continue the trial and increase target enrollment from 140 patients to approximately 230 patients. This sample size recommendation allows the trial to maintain 80% statistical power to observe the treatment effect at the conclusion of the trial that was observed by the DMC at the time of the interim analysis. As of February 29, 2016, approximately 150 patients have been enrolled in total. We expect to complete enrollment in the fourth quarter of 2016.
We are also developing an oral form of OCR-002 with the goal of providing continuity of care for HE patients post discharge in order to prevent subsequent episodes of acute HE. In the fourth quarter of 2015, we completed a Phase 1 clinical trial with oral formulations of OCR-002 in healthy subjects. This open label, single-dose, five treatment, five-period crossover trial evaluated the PK, safety and tolerability of three prototype, extended-release oral formulations of OCR-002 compared to an immediate release oral solution of OCR-002 and the FDA approved ammonia-lowering agent, glycerol phenylbutyrate (RAVICTI®). Glycerol phenylbutyrate is a pre-pro-drug of phenylacetate, or PAA, a component of OCR-002. The results of this trial demonstrated a robust, extended-release pattern for all three pilot OCR-002 extended-release formulations, with mean plasma phenylacetate concentrations exceeding those achieved with RAVICTI® at all time points for at least 12 hours post-dose. In addition, the concentration of phenylacetylglutamine, or PAGN, the end-product responsible for clearing ammonia, was greater in both plasma and urine for all three OCR-002 extended-release dosage forms than RAVICTI® at an approximately equivalent molar PAA dose. Based on the strength of these results and the prior clinical proof of concept established with RAVICTI® in preventing recurrent HE in patients suffering from liver cirrhosis and a prior history of HE, we plan to continue development of oral OCR-002 and expect to conduct additional Phase 1 testing in the second half of 2016 after further formulation optimization.
In 2012, we completed a Phase 1 pharmacokinetic and safety clinical trial of the intravenous form of OCR-002. A Phase 2a investigator-sponsored trial in Spain evaluated OCR-002 in patients with upper gastrointestinal bleeding associated with liver cirrhosis. These patients tend to have elevated ammonia levels because they swallow blood, which produces more ammonia as it is digested. In the first part of this trial, a 10-patient open label safety cohort, OCR-002 was shown to lower ammonia when administered as a continuous intravenous infusion of up to 10 grams per 24 hours. In February 2015, we announced the preliminary topline results of the second part of this trial, which was a randomized, placebo-controlled cohort of 38 patients. The data showed that over the first 12 hours of dosing, OCR-002 lowered ammonia by 19.6% compared to 3.2% in the placebo group, but this difference did not reach statistical significance. A statistically significant difference in urinary excretion of ammonia, as measured by PAGN, was observed and OCR-002 demonstrated a favorable safety profile and appeared to be well tolerated.

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
Restructuring of Canadian Operations and Sale of Related Assets
In September 2013, we approved a restructuring plan related to Tranzyme Pharma, Inc., our former Canadian subsidiary acquired in the Merger that previously housed the research operations of Tranzyme, or Tranzyme Pharma, including Tranzyme’s proprietary chemistry technology platform, MATCH (Macrocyclic Template Chemistry), used to develop its pre-clinical and clinical stage product candidates. The goal of the restructuring plan was to enable us to focus management and financial resources on advancing OCR-002. In November 2013, we terminated most employees at the Canadian location except those needed for final closure of the facility. In December 2013, we entered into a Technology Transfer and License Agreement with Genentech, Inc., or Genentech, and F. Hoffman-La Roche, Ltd, or Roche, including the Research and Early Development arms of both Genentech and Roche, for rights to the MATCH discovery platform. In 2014, we transferred ownership of equipment and materials stipulated under this agreement, and in aggregate have received payments totaling $4.0 million in conjunction with the agreement. In connection with the completion of the transfer we recognized a gain of $1.1 million during the year ended December 31, 2014. On December 14, 2015 Tranzyme Pharma was legally dissolved.
Financings
On July 30, 2015, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or SVB, or collectively, the Lenders. The Loan Agreement provides up to $20 million principal in new term loans, $10 million of which was funded on July 30, 2015. The remaining $10 million is available for draw until December 31, 2016 at our discretion, subject to achievement of certain financial and clinical milestones. We refer to this facility as the Term Loan Facility.
On May 15, 2015, we filed a shelf registration statement on Form S-3 (File No. 333-204214) under which we may offer shares of our common stock and preferred stock, various series of warrants to purchase common stock or preferred stock and debt securities, either individually or in units, in one or more offerings, up to a total dollar amount of $150.0 million. On May 15, 2015, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock for which we included a prospectus to our shelf registration statement on Form S-3, having aggregate sales proceeds of up to $25.0 million from time to time, through an “at the market” equity program under which Cowen acts as sales agent. During the year ended 2015, we sold an aggregate of 946,497 shares of common stock under the Sales Agreement, at an average price of approximately $3.95 per share for gross proceeds of $3.74 million and net proceeds of $3.45 million after deducting commissions and other transactions costs. As of December 31, 2015, $21.26 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein. In February 2016, we sold an aggregate of 600,000 shares of common stock under the Sales Agreement, at an average price of approximately $3.00 per share, for gross proceeds of approximately $1.8 million.

On July 10, 2014, we completed an underwritten public offering of our common stock with Stifel, Nicolaus & Company, Incorporated and Cowen, as representatives of the several underwriters, in which 4,200,000 shares of common stock were sold. The aggregate gross proceeds from the offering were $25.2 million. After deducting underwriters' discounts and commissions and offering expenses, the aggregate net proceeds received totaled approximately $23.4 million. The common stock was offered and sold pursuant to a base prospectus dated May 29, 2012 and a preliminary prospectus supplement filed with the U.S. Securities and Exchange Commission, or SEC, on July 9, 2014, in connection with a takedown from our prior shelf registration statement on Form S-3 (File No. 333-181215), which expired and was replaced in May 2015. We have used and expect to continue to use the net proceeds from the offering to continue our clinical development of OCR-002 and for working capital and other general corporate purposes
On November 8, 2013, we closed on a private placement financing contemplated by the Securities Purchase Agreement, or the Agreement, dated as of November 5, 2013 by and among the entities affiliated with Vivo Capital, Venrock, Deerfield Management, Great Point Partners, QVT Financial, RA Capital Management, InterWest Partners, Three Arch Opportunities Fund and certain other purchasers identified therein, or the Purchasers, pursuant to which we issued an aggregate of 3,940,887 units, or Units, for an aggregate purchase price of $28.0 million. Each Unit consisted of one share of our common stock and a warrant to acquire 0.20 shares of our common stock at an exercise price of $7.663 per share, or Warrants. The Units consist of an aggregate of 3,940,887 shares of common stock, or the Shares, and Warrants exercisable for an aggregate of 788,177 shares of our Common Stock, or the Warrant Shares. Concurrently with the execution of the Agreement, we entered into a Registration Rights Agreement that granted customary registration rights to the Purchasers. On December 6, 2013, we filed a registration statement registering the resale of the Shares and Warrant Shares subject to this private placement, which registration statement was declared effective on December 16, 2013.
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
Licensing
In December 2008, we licensed rights to OCR-002 from UCL Business PLC, an entity affiliated with the University College London, or UCL, for the exclusive worldwide rights to develop and commercialize OCR-002 and related technologies for any use. The agreement was amended in July 2011, February 2013 and July 2015. As consideration for the license, we paid an up-front fee of $1.0 million.  We may be required to make future milestone payments to UCL totaling up to $20.0 million upon the achievement of various milestones related to clinical and regulatory events for OCR-002.  We may also be required to pay milestone payments totaling up to $35.0 million upon the achievement of various milestones related to future net sales of OCR-002. We are also obligated to pay tiered royalties in the low to mid-single digits on future net sales of the licensed product candidate.
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
Clinical Trial Accruals
As part of the process of preparing financial statements, we are required to estimate clinical trial accruals. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our clinical trial accruals as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with selected service providers and make adjustments, if necessary. To date, we have not adjusted our estimate at any particular balance sheet date by any material amount.
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
Fair Value Measurements
The carrying amounts of certain of our financial instruments, including cash and cash equivalents and short-term investments, are stated at fair value. We account for the fair value of our financial instruments in accordance with the provisions of the Fair Value Measurement topic of the Financial Accounting Standards Board Codification, or the Codification.
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
We estimate the fair value of stock options using a Black-Scholes valuation model which require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. We have opted to use the simplified method for estimating the expected term for stock options with standard term as provided by the Securities and Exchange Commission, or SEC. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options.The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, and the resulting charge is expensed using the straight-line attribution method over the vesting period. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived, exchange-traded options that have no vesting restrictions and are fully transferable.
Discontinued Operations
On September 11, 2013, our Board of Directors approved a restructuring plan related to the operations of our Sherbrooke, Quebec facility whereby we closed the operations of the facility effective as of November 11, 2013. On December 13, 2013, we entered into a Technology Transfer and License Agreement to sell our MATCH discovery platform and license the related intellectual property rights. As the Sherbrooke, Quebec operations and MATCH discovery platform comprise a component with distinct operations and cash flows that will be eliminated from ongoing operations and we will not have significant involvement after the disposal, this component will be accounted for as discontinued operations. The results of operations of the components to be disposed of, related restructuring costs and gain on disposal of assets have been classified as net income (loss) from discontinued operations from their acquisition on July 15, 2013 through December 31,

2014. The assets and liabilities of Tranzyme Pharma have been classified as assets and liabilities, respectively, of discontinued operations. On December 14, 2015 Tranzyme Pharma was legally dissolved.
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
Recent Accounting Pronouncements
Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board, or the FASB, or other standards-setting bodies that we adopt by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.
In April 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (topic 360); Reporting Discontinued Operations and Disclosures

of Disposals of Components of an Entity. ASU 2014-08 provides additional requirements to classify a disposal of a component of an entity or a group of components of an entity in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. We adopted this guidance at the beginning of our first quarter of fiscal year 2015.
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
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We have chosen to early adopt this guidance and present the legal costs in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.
 In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes, which requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted for all entities as of the beginning of interim or annual reporting periods. We have chosen to early adopt and haves classified all of our deferred tax assets and liabilities, along with our valuation allowance as noncurrent on the balance sheet. We applied the standard prospectively and did not retrospectively adjust any prior periods.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently evaluating the impact the provisions will have on our consolidated financial statements and whether we will adopt the guidance early.

Results of Operations
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014 (dollars in thousands):

			$ Change	% Change
	2015	2014

Revenue:
Licensing revenue	$—	$200	$(200)	(100%)
Royalty revenue	133	141	(8)	(6%)
Total revenue	133	341	(208)	(61%)
Operating expenses:
Research and development	15,977	14,945	1,032	7%
General and administrative	10,321	9,910	411	4%
Amortization of intangibles	171	164	7	4%
Total operating expenses	26,469	25,019	1,450	6%
Total other income (expense), net	(413)	54	(467)	(865%)
Net loss from continuing operations	(26,749)	(24,624)	(2,125)	9%
Net income (loss) from discontinued operations	227	1,199	(972)	(81%)
Net loss	$(26,522)	$(23,425)	$(3,097)	13%
Revenues
Royalty revenue from a licensing agreement for the year ended December 31, 2015 and December 31, 2014 was $133,000 and $141,000, respectively. This revenue is attributable to a license agreement, which was acquired in connection with the Merger in July 2013.
There was no licensing revenue generated for the year ended December 31, 2015. Licensing revenue for the year ended December 31, 2014 was $200,000, consisting of an up-front nonrefundable payment for the transfer of intellectual property and materials associated with TZP-101 (ulimorelin) to Lyric Pharmaceuticals, Inc.
Costs and Expenses
Research and Development Expenses
Our research and development expenses increased by $1.0 million, or 7%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in expenses was primarily due to the increased costs associated with our development program for OCR-002, including the ongoing enrollment and site activation of our Phase 2b trial for OCR-002 and continued development of the oral formulation of OCR-002, including the completion of a Phase 1 clinical trial. These increases were partially offset by a decrease in stock compensation expense.
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
General and Administrative Expenses
Our general and administrative expenses increased by $0.4 million, or 4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in general and administrative expense was primarily due to an increase in personnel costs, due to higher headcount and related expenses, and was partially offset by a decrease in our costs associated with professional fees, including legal and accounting expenses.
We expect that our general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio and potentially expand our infrastructure.
Other Income (Expense), Net
Our other income (expense) decreased by $0.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease was primarily due to interest accrued and amortization of debt issuance costs on notes payable related to the Term Loan Facility that closed in 2015, partially offset by interest income earned on our investment portfolio.
Net loss from discontinued operations
Our net income from discontinued operations was $0.2 million for the year ended December 31, 2015 compared to $1.2 million for the year ended December 31, 2014. This decrease of $1.0 million was primarily due to a gain on disposal of assets of $1.1 million related to the sale of our MATCH discovery platform to Genentech and Roche. For the year 2015, $0.2 million of income was related to certain foreign research credits received.
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013 (dollars in thousands):

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
Royalty revenue from a licensing agreement for the year ended December 31, 2014 and December 31, 2013 was$141,000 and $85,000, respectively. This revenue is attributable to a license agreement, which was acquired in connection with the Merger in July 2013.

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
General and Administrative Expenses
Our general and administrative expenses increased by $1.4 million, or 17%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was due primarily to an increase in stock compensation expense, professional fees, including legal and accounting expenses, and other expenses associated with our corporate governance, including directors and officer insurance and rent. These increases were partially offset by a decrease in costs related to expenses incurred in connection with the Merger, including employee severance costs.
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
Licensing revenue, research and development and general and administrative reflect the operating results of our Sherbrooke, Quebec facility that were discontinued. Restructuring costs represent costs associated with the separation of employment of employees at the Sherbrooke facility and other costs related to the restructuring plan. Amortization of intangible assets relates to the MATCH discovery platform and related intangible assets held for sale at December 31, 2013. The net results of miscellaneous asset sales were recorded in other income (expense), net for each of the years ended December 31, 2014 and 2013.

The following table summarizes the results of discontinued operations for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Revenue	$—	$467
Expenses:
Research and development	—	(1,134)
General and administrative	—	(220)
Amortization of intangibles	—	(187)
Restructuring settlements (charges)	68	(859)
Gain (loss) on disposal of assets	1,149	(86)
Other income (expense), net	(6)	(6)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	(12)	—
Net income (loss) from discontinued operations	$1,199	$(2,025)
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net cash used in continuing operating activities	$(20,841)	$(19,885)	$(10,988)
Net cash provided by (used in) discontinued operating activities	227	(440)	(1,006)
Net cash provided by (used in) continuing investing activities	33,205	(10,028)	(24,264)
Net cash provided by discontinued investing activities	—	1,165	3,000
Net cash provided by continuing financing activities	13,203	23,782	46,488
Net increase (decrease) in cash and cash equivalents	$25,794	$(5,406)	$13,230
Cash used in continuing operating activities for the year ended December 31, 2015 was primarily due to our net loss from continuing operations of $26.7 million, which was partially offset by non-cash charges of $4.6 million, including depreciation expense, stock-based compensation expense, the amortization of intangibles and changes in working capital of $1.3 million. The primary use of cash in continuing operating activities for the year ended December 31, 2014 was the result of our net loss from continuing operations of $24.6 million plus changes in working capital of $0.7 million. These changes were partially offset by non-cash charges of $5.5 million including depreciation expense, stock-based compensation expense, accretion of premium on investment securities and amortization of intangible assets acquired in the Merger. Cash used in continuing operating activities for year ended December 31, 2013 was primarily due to our net loss from continuing operations of $15.5 million, partially offset by non-cash charges of $4.0 million including depreciation expense, stock-based compensation expense and the amortization of and impairment of intangibles purchased in the Merger and changes in working capital of $0.5 million.
Cash provided by discontinued operating activities for the year ended December 31, 2015 was due primarily to certain foreign research credits received. Cash used in discontinued operating activities for the year ended December 31, 2014 was due primarily to payment of accrued liabilities of discontinued operations. Cash used in discontinued operating activities for year ended December 31, 2013 was primarily related to our net loss from discontinued operations of $2.0 million and offset by changes in working capital of $0.5 million and non-cash charges of $0.5 million including depreciation and amortization expense and the net book value of assets disposed.
Cash provided by continuing investing activities for the year ended December 31, 2015 related to $56.6 million of investment maturities partially offset by purchases of commercial paper and corporate debt securities of $23.3 million. Cash used by continuing investing activities for the for the year ended December 31, 2014 related to purchases of securities totaling $41.4 million, partially offset by maturities of such investments of $31.4 million. Cash used in continuing investing activities for the year ended December 31, 2013 related to purchases of short-term and long-term investments of $34.1 million and offset partially by $7.5 million received from the Merger and maturities of short-term investments of $2.4 million.
Cash provided by discontinued investing activities represents cash proceeds related to the Technology Transfer and License Agreement with Genentech and Roche for rights to the MATCH discovery platform and collection of other receivables.
Cash provided by continuing financing activities for the year ended December 31, 2015 related to net proceeds from issuance of notes payable related to the Term Loan Facility of $9.7 million and proceeds from the issuance of common stock pursuant to the “at the market” equity program of $3.5 million. Net cash provided by continuing financing activities for the year ended December 31, 2014 related to net proceeds of $23.4 million generated from our public offering of common stock completed on July 10, 2014, as well as proceeds from the exercise of stock options of $0.4 million. Net cash provided by continuing financing activities for the year ended December 31, 2013 related to proceeds from issuance of common stock, net of issuance costs, of $46.4 million.
Debt Facility
On July 30, 2015, we entered into the Loan Agreement with the Lenders. The Loan Agreement provides up to $20 million principal in new term loans, $10 million of which was funded on July 30, 2015. The remaining $10 million is available for draw until December 31, 2016 at our discretion, subject to achievement of certain financial and clinical milestones.

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

The Term Loan Facility is secured by substantially all of our assets and the assets of Ocera Subsidiary, Inc., except that the collateral does not include any intellectual property held by us or our subsidiary, Ocera Subsidiary. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses we currently engage in or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; enter into any material transactions with any affiliates, with certain exceptions; make payments on any subordinated debt; and permit certain of our subsidiaries to maintain, own or otherwise hold any material assets or conduct any business operations other than as disclosed to the Lenders. In addition, subject to certain exceptions, we and Ocera Subsidiary are required to maintain with SVB their respective primary deposit accounts, securities accounts and commodity accounts.
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
Capital Resources and Funding Requirements
We will require additional funds to support future operations including our development activities associated with the intravenous and oral formulations of OCR-002. Our future funding requirements depend on many factors, including, but not limited to the progress, timing, scope and costs of our nonclinical studies and clinical trials including the ability to enroll patients on a timely basis in our planned and potential future clinical trials, the time and cost necessary to respond to technological, market or governmental developments, and the cost of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.
We expect to fund our operations with our current cash and cash equivalents and proceeds from potential additional financing transactions and possible strategic opportunities. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.
On May 15, 2015, we filed a shelf registration statement on Form S-3 (File No. 333-204214) under which we may offer shares of our common stock and preferred stock, various series of warrants to purchase common stock or preferred stock and debt securities, either individually or in units, in one or more offerings, up to a total dollar amount of $150.0 million. On May 15, 2015, we entered into the Sales Agreement, pursuant to which we may issue and sell shares of our common stock for which we included a prospectus to our shelf registration statement on Form S-3, having aggregate sales proceeds of up to $25.0 million, from time to time, through an “at the market” equity program under which Cowen acts as sales agent. During the year ended December 31, 2015, we sold an aggregate of 946,497 shares of common stock under the Sales Agreement, at an average price of approximately $3.95 per share, for gross proceeds of $3.74 million and net proceeds of $3.45 million after deducting commissions and other transactions costs. As of December 31, 2015, $21.26 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
In February 2016, we sold an aggregate of 600,000 shares of common stock under the Sales Agreement, at an average price of approximately $3.00 per share, for gross proceeds of approximately $1.8 million.
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
Contractual Obligations
The following table summarizes our future contractual obligations at December 31, 2015 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Note payable obligations, including interest (1)	$828	$8,281	$3,261	$—	$12,370
Operating lease obligations	$379	$15	$—	$—	$394
Other non-cancellable commitments (2)	$273	$—	$—	$—	$273
TOTAL	$1,480	$8,296	$3,261	$—	$13,037
(1)    Upon the occurrence of an event of default, as defined in the Loan Agreement, and during the continuance of an event of default, a default interest rate of an additional 5% will be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable.
(2)     Contractual obligation and commitments under clinical contracts that are non-cancellable.

We have license milestone obligation payments that are not included in the table above because the Company cannot determine when or if the payments will occur. In the normal course of business, we enter into various firm purchase commitments and other contractual obligations which are cancellable within ninety days or less and are not a part of the future contractual obligations table above.
Off-Balance Sheet Arrangements
We do not currently have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under SEC rules.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
 Foreign Currency Risk
We have historically contracted with third-party providers to manufacture product and to conduct clinical trials and perform other research and development activities outside of the United States. While the majority of our contractual obligations are payable in United States dollars we are indirectly exposed to fluctuations in foreign currency exchange rates in connection with the liabilities incurred by us in these relationships. We do not currently hedge our exposures to foreign currency fluctuations.
Market Risk
Our cash and cash equivalents and investments as of December 31, 2015 consisted primarily of cash, money market funds and corporate debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and or results of operations.  Additionally, as of December 31, 2015, all of our long-term notes payable were fixed-rate.
We did not hold derivative instruments intended to mitigate interest rate risk as of December 31, 2015, and we have never held such instruments in the past. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2015 levels, the fair value of our portfolio would decrease by approximately $19,000.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ocera Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Ocera Therapeutics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocera Therapeutics, Inc. at December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ocera Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, CA
March 11, 2016

Ocera Therapeutics, Inc Consolidated Balance Sheets (In Thousands, Except Share and Per Share Amounts)

	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$35,921	$10,127
Short-term investments, available-for-sale	7,415	37,112
Accounts receivable	59	62
Prepaid expenses and other current assets	627	970
Total current assets	44,022	48,271
Property and equipment, net	94	61
Long-term investments	—	3,928
Deposits	26	26
Intangible assets, net	—	171
Goodwill	595	595
Total assets	$44,737	$53,052
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$701	$941
Accrued liabilities	3,133	1,966
Total current liabilities	3,834	2,907
Notes payable	9,508	—
Other liabilities	1	—
Total liabilities	13,343	2,907
Commitments and contingencies (Note 14)
Preferred stock, $0.00001 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2015 and December 31, 2014.	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized; 20,695,160 shares issued and outstanding at December 31, 2015 and 19,747,362 shares issued and outstanding at December 31, 2014.	—	—
Additional paid-in capital	162,832	155,083
Accumulated other comprehensive loss	(5)	(27)
Accumulated deficit	(131,433)	(104,911)
Total stockholders’ equity	31,394	50,145
Total liabilities and stockholders’ equity	$44,737	$53,052
See accompanying notes.

Ocera Therapeutics, Inc. Consolidated Statements of Operations and Comprehensive Loss (In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2015	2014	2013

Revenue:
Licensing revenue	$—	$200	$—
Royalty revenue	133	141	85
Total revenue	133	341	85
Operating expenses:
Research and development	15,977	14,945	3,549
General and administrative	10,321	9,910	8,500
Amortization of intangibles	171	164	295
Impairment of intangibles	—	—	3,070
Total operating expenses	26,469	25,019	15,414
Other income (expense):
Interest and other income	89	66	18
Interest and other expense	(502)	(12)	(193)
Change in fair value of warrant liability	—	—	15
Total other income (expense), net	(413)	54	(160)
Net loss from continuing operations	(26,749)	(24,624)	(15,489)
Net income (loss) from discontinued operations	227	1,199	(2,025)
Net loss	$(26,522)	$(23,425)	$(17,514)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(1.33)	$(1.41)	$(2.52)
Net income (loss) per share from discontinued operations, basic and diluted	0.01	0.07	(0.33)
Net loss per share, basic and diluted	$(1.32)	$(1.34)	$(2.85)
Weighted average number of shares used to compute net loss per share of common stock, basic and diluted	20,067,660	17,525,187	6,145,731
Comprehensive loss:
Net loss	$(26,522)	$(23,425)	$(17,514)
Unrealized gain (loss) on investments	22	(30)	3
Comprehensive loss	$(26,500)	$(23,455)	$(17,511)
See accompanying notes.

Ocera Therapeutics, Inc. Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (deficit) (In Thousands, except shares)

										Accumulated
	Series A Convertible		Series B Convertible		Series C Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (deficit)

Balance at December 31, 2012	1,735,565	$14,346	1,029,369	$11,983	2,075,390	$35,414	626,593	$5	$1,161	$—	$(63,972)	$(62,806)
Restatement of par value of common stock	—	—	—	—	—	—	—	(5)	5	—	—	—
Conversion of debt to Series C preferred stock	—	—	—	—	186,218	3,187	—	—	—	—	—	—
Conversion of preferred stock to common stock	(1,735,565)	(14,346)	(1,029,369)	(11,983)	(2,261,608)	(38,601)	5,026,542	—	64,930	—	—	64,930
Shares issued in merger with Tranzyme	—	—	—	—	—	—	2,299,751	—	13,524	—	—	13,524
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	7,258,863	—	46,425	—	—	46,425
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	88,465	—	63	—	—	63
Stock-based compensation expense	—	—	—	—	—	—	—	—	507	—	—	507
Net loss	—	—	—	—	—	—	—	—	—	—	(17,514)	(17,514)
Other comprehensive income	—	—	—	—	—	—	—	—	—	3	—	3
Balance at December 31, 2013	—	$—	—	$—	—	$—	15,300,214	$—	$126,615	$3	$(81,486)	$45,132
Issuance of common stock, net of issuance cost	—	—	—	—	—	—	4,200,000	—	23,384	—	—	23,384
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	225,871	—	398	—	—	398
Issuance of common stock upon cashless exercise of stock options	—	—	—	—	—	—	15,673	—	—	—	—	—
Issuance of common stock upon cashless exercise of stock warrants	—	—	—	—	—	—	5,604	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,686	—	—	4,686
Net loss	—	—	—	—	—	—	—	—	—	—	(23,425)	(23,425)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(30)	—	(30)
Balance at December 31, 2014	—	$—	—	$—	—	$—	19,747,362	$—	$155,083	$(27)	$(104,911)	$50,145
Issuance of common stock, net of issuance cost	—	—	—	—	—	—	946,497	—	3,455			3,455
Issuance of common stock warrants in connection with notes payable	—	—	—	—	—	—	—	—	317	—	—	317
Issuance of common stock upon cashless exercise of stock warrants	—	—	—	—	—	—	1,301	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,977	—	—	3,977
Net loss	—	—	—	—	—	—	—	—	—	—	(26,522)	(26,522)
Other comprehensive income	—	—	—	—	—	—	—	—	—	22	—	22
Balance at December 31, 2015	—	$—	—	$—	—	$—	20,695,160	$—	$162,832	$(5)	$(131,433)	$31,394
See accompanying notes.

Ocera Therapeutics, Inc. Consolidated Statements of Cash Flows (In Thousands)

	Years Ended December 31,
	2015	2014	2013

Operating activities
Net loss	$(26,522)	$(23,425)	$(17,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (income) loss from discontinued operations	(227)	(1,199)	2,025
Depreciation	42	36	29
Loss on disposal of fixed assets	—	—	7
Amortization of intangibles	171	164	295
Stock-based compensation	3,977	4,686	507
Change in valuation of warrant liability	—	—	(15)
Impairment of intangible assets	—	—	3,070
Accretion of premium on investment securities	367	600	39
Noncash interest expense	77	—	92
Changes in operating assets and liabilities:
Accounts receivable	3	31	45
Prepaid expenses and other assets	343	(500)	(346)
Accounts payable	(240)	(341)	14
Accrued liabilities	1,168	63	764
Net cash used in continuing operating activities	(20,841)	(19,885)	(10,988)
Net cash provided by (used in) discontinued operating activities	227	(440)	(1,006)
Net cash used in operating activities	(20,614)	(20,325)	(11,994)
Investing activities
Purchases of property and equipment	(75)	(38)	(12)
Purchases of short and long-term investments	(23,322)	(41,415)	(34,116)
Sale and maturities of short-term investments	56,602	31,425	2,400
Net cash received from merger transaction	—	—	7,464
Net cash used in continuing investing activities	33,205	(10,028)	(24,264)
Net cash provided by discontinued investing activities	—	1,165	3,000
Net cash provided by (used in) investing activities	33,205	(8,863)	(21,264)
Financing activities
Proceeds from the sale of common stock, net of underwriting discounts and commissions and offering expenses	3,455	23,384	46,425
Proceeds from notes payable, net	9,748	—	—
Proceeds from exercise of common stock options	—	398	63
Net cash provided by continuing financing activities	13,203	23,782	46,488
Net increase (decrease) in cash and cash equivalents	25,794	(5,406)	13,230
Cash and cash equivalents—beginning of year	10,127	15,533	2,303
Cash and cash equivalents—end of year	$35,921	$10,127	$15,533
Supplemental disclosures of cash flow information
Cash paid for interest	$278	$—	$—
Supplemental schedule of noncash investing and financing activities
Fair value of warrants issued in connection with notes payable	$317	$—	$—
Unrealized gain (loss) on investments	$22	$(30)	$3
Reclassification of warrant liability to additional paid-in-capital	$—	$—	$1
Conversion of convertible promissory note and interest to common stock	$—	$—	$3,187
Conversion of convertible preferred stock to common stock	$—	$—	$61,743
Common stock issued in connection with merger transaction	$—	$—	$13,524
See accompanying notes.

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation
Ocera Therapeutics, Inc. (the "Company") is a clinical stage biopharmaceutical company focused on the development and commercialization of OCR-002 (ornithine phenylacetate) for the treatment and prevention of hepatic encephalopathy (“HE”). OCR-002 is an ammonia scavenger which has been granted orphan drug designation and Fast Track status by the FDA for the treatment of hyperammonemia and resultant HE in patients with liver cirrhosis, acute liver failure and acute-on-chronic liver disease.
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
The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. The Company has experienced net losses each year since its inception and, as of December 31, 2015, had a deficit accumulated of $131.4 million. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional debt or equity capital as it continues the development and commercialization of OCR-002 and as it expands its corporate infrastructure. Based on the Company's current operating plan, the Company believes its working capital is sufficient to fund its operations through at least the next twelve months.

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
Discontinued Operations
On September 11, 2013, the Board of Directors approved a restructuring plan related to the operations of Tranzyme Pharma Inc. and its Sherbrooke, Quebec facility ("Tranzyme Pharma"), whereby the Company closed the operations of the facility effective as of November 11, 2013. On December 13, 2013, the Company entered into a Technology Transfer and License Agreement to sell the Company’s MATCH discovery platform and license the related intellectual property rights. The Company concluded that since Tranzyme Pharma's operations and the MATCH discovery platform comprised a component with distinct operations and cash flows that would be eliminated from ongoing operations, and the Company would not have significant involvement after the disposal, these components would be accounted for as discontinued operations. The results of operations of the components to be disposed of, related restructuring costs and gain on disposal of assets have been classified as net income (loss) from discontinued operations from their date of acquisition on July 15, 2013 through December 31, 2015. The assets and liabilities of Tranzyme Pharma have been classified as assets and liabilities, respectively, of discontinued operations. Unless noted otherwise, discussion in these notes to the financial statements pertain to the Company's continuing operations. On December 14, 2015 Tranzyme Pharma was legally dissolved.
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

Investments
The Company invests in marketable securities, primarily money market funds, commercial paper, government agency debt securities and U.S. and foreign corporate debt securities. Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Those investments with a maturity date greater than one year at each balance sheet date are considered to be long-term investments. The Company further classifies investments as short-term or long-term based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. As of December 31, 2015 and 2014 all investments in marketable securities were classified as available-for-sale. The Company classifies all of its investments, as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Debt securities are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as a component of interest income.
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
Intangible Assets and Goodwill
The Company recorded intangible assets and goodwill upon the Merger. Acquired intangible assets are amortized on a straight-line basis over the remaining estimated economic life of 2.5 to 5 years. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company recorded an impairment loss of $3.1 million in the year ended December 31, 2013 due to the termination of work by Bristol-Myers Squibb on macrocyclic compounds under the collaboration agreement. No impairment was recorded in the years ended December 31, 2014 and 2015.
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

Clinical Trial Accruals
As part of the process of preparing financial statements, the Company estimates its clinical trial accruals. This process involves identifying services that have been performed and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The Company's clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on the Company's behalf. The Company accrues expense related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, the Company modifies the estimates of clinical trial accruals accordingly. To date, the Company has had no significant adjustments to accrued clinical trial expenses.
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
Stock-Based Compensation
Stock-based compensation is recognized as an expense in the financial statements based on the grant date fair value. For awards that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods. For performance-based stock options, the Company begins to recognize the expense when it is deemed probable that the performance-based goal will be met. The Company evaluates the probability of achieving performance-based goals at each reporting date. Stock-based compensation expense is based on awards ultimately expected to vest, and therefore the recorded expense includes an estimate of future forfeitures. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates the fair value of stock options and stock purchase rights using a Black-Scholes option pricing model which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company generally uses the simplified method for estimating the expected term for stock options with standard terms as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of time-to-vesting and the contractual life of the options. The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers. Forfeitures are estimated using the Company's historical experience of stock options forfeited.
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
In April 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (topic 360); Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides additional requirements to classify a disposal of a component of an entity or a group of components of an entity in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. The Company adopted this guidance at the beginning of our first quarter of fiscal year 2015.

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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has chosen to early adopt this guidance and present the debt issuance costs in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.
  In November 2015, the FASB issued Accounting Standards Update (the "ASU"), 2015-17, Income Taxes, which requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted for all entities as of the beginning of interim or annual reporting periods. The Company has chosen to early adopt and has classified all of its deferred tax assets and liabilities, along with its valuation allowance as noncurrent on the December 31, 2015 balance sheet. The Company applied the standard prospectively and did not retrospectively adjust any prior periods.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact the provisions it will have on the consolidated financial statements and whether it will adopt the guidance early.
3. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:
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
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are as follows (in thousands):

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$34,806	$34,806	$—	$—
Corporate debt securities	7,415	—	7,415	—
Total assets	$42,221	$34,806	$7,415	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are as follows (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$9,171	$9,171	$—	$—
Commercial paper	3,750	—	3,750	—
Corporate debt securities	36,790	—	36,790	—
Government agency debt securities	500	—	500	—
Total assets	$50,211	$9,171	$41,040	$—
    The following table provides the change in the fair value of Level 3 liabilities for the year ended December 31, 2013 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance at December 31, 2012	$16
Change in fair value of warrant liability	(15)
Conversion of preferred stock warrants into common stock warrants	(1)
Balance at December 31, 2013	$—
On July 15, 2013, warrants to purchase convertible preferred stock were converted to warrants to purchase common stock eliminating the terms that caused the preferred stock warrants to be accounted for as a liability.

4. Balance Sheet Components
Investments
The following table summarizes the Company's available for sale investments as of December 31, 2015 (in thousands):

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	1 or less	7,420	—	(5)	7,415
Total short-term investments		$7,420	$—	$(5)	$7,415
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
The following table summarizes the Company's available for sale investments as of December 31, 2014 (in thousands):

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$3,748	$2	$—	$3,750
Corporate debt securities	1 or less	33,379	—	(17)	33,362
Total		37,127	2	(17)	37,112
Long-term investments:
Corporate debt securities	1 to 2	3,439	—	(11)	3,428
Government agency debt securities	1 to 2	501	—	(1)	500
Total		3,940	—	(12)	3,928
Total investments		$41,067	$2	$(29)	$41,040
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	Useful Life	December 31,
	(in years)	2015	2014
Computer equipment and software	1.5 to 3 years	$128	$53
Office furniture and equipment	5 years	68	68
Total property and equipment, gross		196	121
Less: accumulated depreciation		(102)	(60)
Total property and equipment, net		$94	$61
Depreciation expense was $42,000, $36,000 and $29,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Acquired intangible assets
The net book value of acquired intangible assets as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
Customer Agreements:	2015	2014
Carrying value	$410	$410
Accumulated amortization	(410)	(239)
Intangible assets, net	$—	$171
Weighted average remaining life (in years)	—	1.0
On July 15, 2013, the Company capitalized approximately $5.9 million of intangible assets acquired in the Merger.
In 2013, the Company recorded an impairment charge of intangible assets of $3.1 million and additional $2.2 million of intangible assets were reclassified to discontinued operations and assets held for sale. The Company recognized $171,000, $164,000, and $295,000 as amortization expense on the intangible assets for the years ended December 31, 2015, 2014 and 2013, respectively. No impairment charges were recorded in 2015 and 2014.
Goodwill
Goodwill of $1.1 million was recorded pursuant to the Merger. Goodwill of $0.5 million was allocated to discontinued operations upon restructuring and disposal of Tranzyme Pharma, see Note 6. Discontinued Operations. There were no impairments to goodwill during the periods presented.
Accrued Liabilities
Accrued liabilities were as follows (in thousands):

	December 31,
	2015	2014
Clinical trials	$1,666	$897
Compensation and related expenses	993	678
Professional services	319	343
Interest expense	110	—
Other	45	48
	$3,133	$1,966

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

6. Discontinued Operations
On September 11, 2013, the Company announced a restructuring plan related to the operations of Tranzyme Pharma. On December 13, 2013, the Company entered into a Technology Transfer and License Agreement with Genentech and Roche to sell certain Canadian fixed assets and materials, the MATCH technology and rights to the Genentech and Roche customer agreements and related intellectual property through licensing of patents for $4.0 million. The Company concluded that the operations of Tranzyme Pharma and related asset groups sold to Genentech and Roche were accounted for as discontinued operations as the operations and cash flows of the discontinued component and asset group were eliminated from ongoing operations of the Company and there would not be significant involvement in the component or asset group after the disposal transaction. On December 14, 2015 Tranzyme Pharma was legally dissolved.
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
The results of Tranzyme Pharma and related asset groups are disclosed as discontinued operations in the Company’s Consolidated Statements of Operations and Comprehensive Loss for all periods presented (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue	$—	$—	$467
Expenses:
Research and development	—	—	(1,134)
General and administrative	—	—	(220)
Amortization of intangibles	—	—	(187)
Restructuring settlements (charges)	—	68	(859)
Gain (loss) on disposal of assets	—	1,149	(86)
Other income (expense), net	227	(6)	(6)
Recognition of accumulated translation adjustments upon deconsolidation of subsidiary	—	(12)	—
Net income (loss) from discontinued operations	$227	$1,199	$(2,025)

There were no assets and liabilities recorded in discontinued operations as of December 31, 2015 and 2014. Upon classification as held for disposal and discontinued operations, the assets and liabilities of Tranzyme Pharma and related asset groups were evaluated for impairment at the lower of carrying amount or fair value less disposal costs, no impairment loss was recorded. There was $0.2 million in income recorded in discontinued operations for the twelve month period ended December 31, 2015 that relates to certain foreign research credits of Tranzyme Pharma that were collected in 2015 prior to dissolution. These foreign research credits were reserved in 2013 as collectability was not probable.
Restructuring of Tranzyme Pharma (Sherbrooke, Quebec)
In September 2013, the Company approved a restructuring plan related to the operations of its former wholly owned subsidiary, Tranzyme Pharma Inc. at its Sherbrooke, Quebec facility (the "Sherbrooke Facility") in order to focus its management and resources on the clinical development of OCR-002. In connection with the restructuring, the Company terminated all employees at the Canadian location, exited the Sherbrooke Facility and terminated certain contractual obligations. Restructuring charges of $0.9 million were recorded as a component of net loss from discontinued operations during the year ended December 31, 2013. During the year ended December 31, 2014, the Company paid and settled all of the remaining liabilities and recorded an adjustment related to discounts of $68,000 on certain shipping charges related to the restructuring of Tranzyme Pharma. As of Decmber 31, 2015 no further activities related to restructuring occurred. On December 14, 2015 Tranzyme Pharma was legally dissolved.
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
UCL Business PLC
In December 2008, the Company licensed rights to OCR-002 from UCL Business PLC, an entity affiliated with the University College London (“UCL”), for the exclusive worldwide rights to develop and commercialize OCR-002 and related technologies for any use. The agreement was amended in July 2011, February 2013 and July 2015. As consideration for the license, the Company paid an up-front fee of $1.0 million.  The Company may be required to make future milestone payments to UCL totaling up to $20.0 million upon the achievement of various milestones related to clinical and regulatory events for OCR-002.  The Company may also be required to pay milestone payments totaling up to $35.0 million upon the achievement of various milestones related to future net sales of OCR-002. The Company is also obligated to pay tiered royalties in the low to mid-single digits on future net sales of the licensed product candidate.
Open Biosystems, Inc.
In October 2005, Tranzyme entered into a license and marketing agreement whereby Open Biosystems, Inc. acquired a worldwide royalty-bearing license to certain intellectual property unrelated to Tranzyme's lead product candidates prior to the Merger and its MATCH drug discovery technology, as specified in the agreement. The Company earns royalties on annual net sales at rates that vary by licensed product category as defined in the agreement through 2017 or until the expiration date of the last-to-expire licensed patent or twelve years, whichever occurs last. Royalty revenue recognized from the licensing agreement was $133,000, $141,000 and $85,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Lyric Pharmaceuticals, Inc.
During the year ended December 31, 2014, the Company entered into an Asset License and Purchase Agreement for the Sale and License of ulimorelin ("TZP-101"), the former lead compound of Tranzyme to Lyric Pharmaceuticals, Inc. (“Lyric”). Per the terms of the agreement, the Company received an up-front nonrefundable payment of $200,000 for the transfer of intellectual property and materials associated with TZP-101 and the licensing of associated patents with no further ongoing obligations to be performed by the Company. In addition, Lyric is solely responsible for the pre-clinical and clinical development of all products arising from the further development of TZP-101.
If successful, the Company could receive future consideration as a percentage of the proceeds received by Lyric upon its sale or license to a third party, and under certain conditions, clinical and regulatory milestones totaling up to $25.0 million plus royalty payments from potential product sales generated by TZP-101.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include convertible preferred stock, warrants, convertible notes payable and outstanding stock options under the stock option plan, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding. All shares and per share amounts for all periods presented in the following table have been adjusted retroactively to reflect the exchange for Tranzyme shares. The Company has utilized the “control number” concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Years Ended December 31,
	2015	2014	2013

Numerator
Net loss from continuing operations	$(26,749)	$(24,624)	$(15,489)
Net income (loss) from discontinued operations	227	1,199	(2,025)
Net loss	$(26,522)	$(23,425)	$(17,514)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	20,067,660	17,525,187	6,145,731
Net loss per share of common stock, basic and diluted:
Net loss per share from continuing operations	$(1.33)	$(1.41)	$(2.52)
Net income (loss) per share from discontinued operations	0.01	0.07	$(0.33)
Net loss per share	$(1.32)	$(1.34)	$(2.85)
Potentially dilutive securities not included in the calculation of dilutive net loss per share are as follows (in common equivalent shares on a weighted-average basis):

	Years Ended December 31,
	2015	2014	2013

Convertible preferred stock	—	—	2,604,305
Convertible preferred stock warrants	—	—	11,243
Common stock warrants	972,879	938,743	259,908
Common stock options	2,208,805	1,887,130	624,511
Total	3,181,684	2,825,873	3,499,967
In addition to the potentially dilutive securities noted above, the Company had outstanding convertible notes payable and accrued interest that were converted into 186,217 shares of common stock upon completion of the Merger. The Company has excluded these convertible notes payable from the table above.

9. Debt
Notes Payable
On July 30, 2015, the Company and Ocera Subsidiary entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”). The Loan Agreement provides for up to $20.0 million in new term loans (the “Term Loan Facility”), $10.0 million of which was funded on July 30, 2015. The remaining $10.0 million is available for draw until December 31, 2016 at the Company’s discretion, subject to achievement of certain financial and clinical milestones. The milestones would be satisfied if the Company (a) has raised proceeds of at least $15.0 million from the sale of equity securities or upfront payments from a partnership agreement and (b) achieved positive data from its ongoing Phase 2b clinical trial of OCR-002.
The annual interest rate for the initial $10.0 million funding is 8.275%, and the interest rate for the second tranche will be fixed upon drawdown at an annual rate of the greater of 8.275% or 8.085% plus the 30-day U.S. LIBOR rate. Loan payments are interest-only until February 1, 2017, followed by 30 equal monthly payments of principal and interest through the scheduled maturity date of August 1, 2019 if the second tranche is not drawn. If the second tranche is drawn, the interest-only period continues to August 1, 2017, followed by 24 equal monthly payments. In addition, a final payment equal to 3% of the aggregate amount drawn will be due at maturity or on earlier repayment. If the Company prepays all or a portion of the loans, a prepayment fee of between 1-3% of the principal amount prepaid will also be due depending on the timing of the prepayment. The 30-day U.S. LIBOR rate is 0.43% at December 31, 2015.

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

In connection with the Loan Agreement, the Company agreed to issue to the Lenders warrants to purchase shares of common stock equal to 4% of the amount loaned, divided by the exercise price, which was the average closing price of the common stock for the 10 trading days prior to funding. Accordingly, in connection with the initial funding, the Company issued the Lenders warrants to purchase an aggregate of 97,680 shares at an exercise price of $4.095 per share. The Company recorded $0.3 million for the relative value of the warrants as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet (see Note 6). The debt discount is being amortized as interest expense over the term of the loan using the effective interest method.

The Term Loan Facility is secured by substantially all of our assets and the assets of Ocera Subsidiary, Inc., except that the collateral does not include any intellectual property held by us or Ocera Subsidiary. However, pursuant to the terms of a negative pledge arrangement, the Company has agreed not to encumber any of the intellectual property of the Company or our subsidiaries. The Loan Agreement contains customary representations, warranties and covenants by the Company, which covenants limit the Company's ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses we currently engage in or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; enter into any material transactions with any affiliates, with certain exceptions; make payments on any subordinated debt; and permit certain of the Company's subsidiaries to maintain, own or otherwise hold any material assets or conduct any business operations other than as disclosed to the Lenders. In addition, subject to certain exceptions, the Company and Ocera Subsidiary are required to maintain with SVB their respective primary deposit accounts, securities accounts and commodity accounts.
The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of the Company's obligations under the Loan Agreement, the occurrence of a material adverse change, which is defined as a material adverse change in the Company's business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of the Lenders’ lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company's financial condition.
The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of December 31, 2015.

The Company recorded interest expense related to the Term Loan Facility of $0.5 million for the twelve months ended December 31, 2015. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payments, is 11.72%.

Future payments under the Loan Agreement as of December 31, 2015 are as follows (in thousands):

Years ending December 31:
2016	$828
2017	3,839
2018	4,442
2019	3,261
Total minimum payments	12,370
Less amount representing interest	2,370
Notes payable, gross	10,000
Unamortized discount on notes payable	(492)
Notes Payable, balance	9,508
Current portion of notes payable	—
Non-current portion of notes payable	$9,508

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
In October 2012, the Company issued an aggregate amount of $1.5 million of convertible notes in a second closing with existing investors (the "October 2012 Notes"). The October 2012 Notes had an interest rate of 6% per annum and had a maturity date of the earlier of (i) October 1, 2013, (ii) a change of control, or (iii) an event of default. In connection with the October 2012 Notes, the lenders received warrants to purchase 65,731 shares of the Company’s common stock (the "October Warrants") at an exercise price of $0.67 per share. The October Warrants have a seven-year term set to expire on October 1, 2019.
The common warrants issued in connection with the March 2012 Notes and October 2012 Notes became immediately exercisable at $0.67 per share.
In March 2013, the Company amended the March 2012 Notes to extend the maturity date to October 1, 2013. In April 2013, the March 2012 Notes and October 2012 Notes were amended to change the note conversion date to automatically convert the unpaid principal and interest at the time of the Merger into shares of the Series C Preferred Stock of Private Ocera at the Series C Conversion Price of $2.04858 per share. There was no consideration paid, given or committed to the note holders by the Company in exchange for the modifications. The debt modification was evaluated under ASC 470-60, Troubled Debt Restructuring and under ASC 470-55, Debt Modification and Extinguishments. The Company determined that it was appropriate to account for the term extension and change to the conversion date on a prospective basis and the carrying amount of the debt remained unchanged. All costs incurred with third parties directly related to the maturity extension were expensed as incurred. There were no costs associated with the change to the note conversion date.
On July 15, 2013, the March 2012 Notes and October 2012 Notes plus accrued interest of $0.2 million were converted into 186,217 shares of common stock in connection with the Merger.
The Company recorded an aggregate of $0.2 million of non-cash interest expense and amortization of debt discount related to the convertible notes payable for the years ended December 31, 2013.
Warrants
Common Stock Warrants
In connection with the $10.0 million initial funding under the Term Loan Facility in July 2015, the Company issued warrants to purchase a total of 97,680 shares of common stock to the Lenders (See Notes Payable above). The exercise price for each warrant is $4.095 per share. The warrants are immediately exercisable, and excluding certain mergers or acquisitions, will expire on July 30, 2025. The warrants were determined to be indexed to the Company's common stock and to meet the criteria to be classified in permanent stockholders' equity on the Company's balance sheet.
The fair value of the warrants issued was approximately $0.3 million and was estimated using a Black-Scholes valuation model on a non-recurring basis with the following assumptions: fair value of common stock at issuance of $3.84; risk-free interest rate of 2.28% based upon observed risk-free interest rates appropriate for the expected term of the warrants; expected volatility of 87% based on the average historical volatilities of a peer group of publicly-traded companies within the Company’s industry; expected term of 10 years, which is the contractual life of the warrants; and a dividend yield of 0%. The allocation of proceeds to the warrants in a relative-fair-value allocation with the related notes payable was also $0.3 million. As of December 31, 2015, all of these warrants remained outstanding and exercisable.
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

The following table summarizes the outstanding common stock warrants and the corresponding exercise price as of December 31, 2015 and 2014:

	Number of Warrants Outstanding at December 31		Per-Share Exercise
Issuance Date	2015	2014	Price	Expiration
12/3/2008	—	2,380	84.00	12/3/2015
9/30/2010	3,240	3,240	160.44	4/6/2016
1/31/2012	13,623	13,623	44.04	1/31/2022
3/30/2012	24,388	25,022	0.67	3/30/2019
6/30/2012	36,583	37,535	0.67	6/30/2019
10/1/2012	62,558	62,558	0.67	10/1/2019
11/8/2013	788,177	788,177	7.66	11/8/2018
7/30/2015	97,680	—	4.10	7/30/2025
Total	1,026,249	932,535
In December 2014, 6,347 warrants were exercised at an exercise price of $0.67 price per share in a cashless exercise with 5,604 shares of common stock being issued.
In May 2015, 1,586 warrants were exercised at an exercise price of $0.67 price per share in a cashless exercise with 1,301 shares of common stock being issued. In December 2015, 2,380 warrants were expired and have been removed from the warrants outstanding table at December 31, 2015.

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
During the year ended December 31, 2015, the Company sold an aggregate of 946,497 shares of common stock under the Sales Agreement, at an average price of approximately $3.95 per share, for gross proceeds of $3.74 million and net proceeds of $3.45 million after deducting commissions and other transactions costs. As of December 31, 2015, $21.26 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
Shares Reserved for Future Issuance
The Company has reserved shares of its common stock for future issuance as of December 31, 2015 as follows:

December 31, 2015
Stock options outstanding	2,429,511
Shares available for grant under stock option plans	1,299,301
Outstanding warrants	1,026,249
Total shares reserved for future issuance	4,755,061
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
On April 23, 2015, the Company’s board of directors approved an amendment and restatement of the Company’s 2011 Stock Option and Incentive Plan (the “2011 Plan”) to, among other things, increase the maximum number of shares that may be issued under the 2011 Plan from 2,302,328 to 3,602,328 shares. The amendment and restatement of the 2011 Plan was approved by the Company’s stockholders on June 18, 2015.

A summary of the Company's stock option activity and related information are as follows:

				Weighted-avg
	Shares		Weighted-avg	Remaining	Aggregate
	Available	Stock Options	Exercise Price	Contractual	Intrinsic
	for Grant	Outstanding	Per Share	Life (in Years)	Value
					(in thousands)
Balance at December 31, 2013	762,867	1,909,769	$8.77	8.58	$11,818
Stock options granted	(1,007,500)	1,007,500	$7.44
Stock options exercised	—	(243,824)	$1.72		2,719
Stock options cancelled	586,843	(586,843)	$12.13
Balance at December 31, 2014	342,210	2,086,602	$8.01	8.63	$871
Additional shares authorized	1,300,000
Stock options granted	(707,500)	707,500	$3.73
Stock options exercised	—	—	$—
Stock options cancelled	364,591	(364,591)	$6.44
Balance at December 31, 2015	1,299,301	2,429,511	$7.00	8.01	$287
At December 31, 2015:
Vested and expected to vest		2,369,996	$7.04	6.89	$287
Exercisable		1,057,536	$8.41	6.89	$287
The Company’s stock options generally vest over one to four years and have a ten-year term. Stock options issued under the Plan were exercisable in advance of becoming vested. Stock options assumed in the Merger were fully vested on the date of Merger. As of December 31, 2015, no shares were subject to repurchase. At December 31, 2015, the intrinsic values of outstanding, vested and expected to vest and exercisable options were determined by multiplying the number of shares by the difference between the exercise price of the options and the fair value of the common stock. The total estimated grant date fair value of stock options vested during the years ended December 31, 2015 and 2014 is $4.1 million. The aggregate intrinsic value of options exercised during 2015, 2014 and 2013 is $0, $2.7 million and $0.6 million, respectively.
Stock-Based Compensation
The Company's results of operations for the years ended December 31, 2015, 2014 and 2013 included stock-based compensation expense of 4.0 million , $4.7 million and $0.5 million, respectively.
The Company recognized stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013

Research and development	$648	$1,595	$68
General and administrative	3,329	3,091	439
Total	$3,977	$4,686	$507
The above table includes $24,000, $17,000 and $88,000 of stock compensation expense for the years ended December 31, 2015,2014 and 2013, respectively, related to stock option grants to nonemployee consultants.

Stock Option Valuation Assumptions
The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model for the years ended December 31, 2015, 2014 and 2013 to determine the fair value of stock options granted during each period.

Years Ended December 31,
	2015	2014	2013
Expected dividend yield	—%	—%	—%
Risk-free interest rates	1.52% - 2.08%	1.74% - 2.01%	0.06% - 2.02%
Expected term (in years)	4.99 - 8.06	6.08 - 6.62	0.25 - 6.08
Expected volatility	76% - 92%	95% - 102%	52% - 100%
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
Expected Term - The expected term of stock options represents the weighted-average period the stock options are expected to be outstanding. The Company has opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options. The Company's expected term for employee stock options is generally estimated to be 6.08 years. In 2014, the Company amended the non-employee director compensation policy to amend the exercise period of new awards from three months to one year following termination of services. The Company uses historical experience to estimate the expected term of awards granted with the extended exercise period. The Company's expected term for non-employee director options with the extended term is estimated to be 6.62 years. In 2015, the Company further amended the non-employee director compensation policy to amend the exercise period of all existing awards from one year to three years following termination of services. The Company's expected term for non-employee director options with the new extended term is estimated to be 8.06.
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
The Company records equity instruments issued to nonemployee as expense at their fair value over the related service period and the Company periodically revalues them each reporting period over the vesting term.
During the years ended December 31, 2015, 2014 and 2013, the gross fair value of stock options granted were $1.8 million, $5.7 million and $15.8 million, respectively. As of December 31, 2015, the Company had $7.6 million of unrecognized stock-based compensation costs which is expected to be recognized over a weighted average period of 2.22 years.
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
In April 2015, the Company amended the non-employee director compensation policy again to amend the exercise period of all existing awards from three months to three year following such directors’ departure from the Company’s board of directors. $141,000 of stock compensation expense was recorded during the year ended December 31, 2015 pursuant to this modification.
In May 2015, the Company modified the terms of an existing stock option to a former executive to extend the period of time to exercise the vested stock options from one year to three years following the termination of employment. $49,000 of stock compensation expense was recorded during the year ended December 31, 2015 pursuant to this modification.
In June 2015, the Company granted 50,000 common stock options to a consultant, of which 25,000 stock options will vest based on the achievement of certain clinical milestones. During the year ended December 31, 2015 no expense has been recorded for the performance based options.

12.  Income Taxes
The following is consolidated loss before income taxes by income tax jurisdiction for continuing operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(26,749)	$(24,624)	$(15,489)
No provision for federal or state income taxes has been recorded, as the Company has incurred cumulative net operating losses since inception. A reconciliation of the loss from continuing operations at the federal statutory tax rate of 34% to the Company's effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Income tax at statutory rate	$(9,094)	$(8,372)	$(5,267)
State income tax, net of federal benefit	693	(4,180)	(225)
Permanent items	906	1,098	516
Credits	(1,769)	(3,156)	(198)
Refinement of §382 limitation	—	—	(23,816)
Unrecognized tax benefits	—	—	1,840
Change in valuation allowance	9,264	14,610	27,150
Provision for income taxes	$—	$—	$—

Components of the Company's deferred tax assets and liabilities for federal income tax purposes are as follows (in thousands):

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$42,754	$36,066
Credits	7,141	5,659
Equity compensation	3,162	2,121
Accrued expenses and other reserves	45	6
Gross deferred tax assets	53,102	43,852
Valuation allowance	(53,102)	(43,838)
Net deferred tax assets	—	14
Deferred tax liabilities:
Fixed assets and intangibles	—	(14)
Net deferred tax liabilities	—	(14)
Net deferred tax assets (liabilities):	$—	$—
The Company has evaluated the evidence bearing upon the realizability of its net deferred tax assets including the Company's history of operating losses and has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2015 and 2014.
Pursuant to Internal Revenue Code ("IRC") Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As of December 31, 2015, the Company has $111.9 million of U.S. federal net operating loss ("NOL") carryforwards and $7.8 million of Orphan Drug Credit carryforwards, and $2.5 million of U.S. federal research and development carryforwards available for use, all of which have a full valuation allowance and will begin to expire in 2019 unless utilized.
Not included in the deferred income tax asset balance at December 31, 2015 is approximately $0.3 million which pertains to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.
As of December 31, 2015, the Company has North Carolina net economic loss carryforwards of approximately $5.4 million, which will begin to expire in 2022 unless utilized, and $0.09 million of research and development credits that will begin to expire in 2028 unless utilized. As of December 31, 2015, the Company has California state net operating loss carryforwards of approximately $64.7 million, which have begun to expire as of 2015, and $2.5 million of California research and development carryforwards that do not expire.
Additional limitations as to the ability to use net operating loss or tax credit carryforwards may arise if the Company experiences an ownership change in subsequent years.

The Company adopted accounting guidance related to accounting for uncertainty in income taxes on January 1, 2007, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2015, the Company had $4.8 million of unrecognized tax benefits. A reconciliation of the current and prior year changes to the Company’s unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits as of December 31, 2012	$—
Increases in prior period positions	1,761
Increases in current period positions	79
Unrecognized tax benefits as of December 31, 2013	$1,840
Increases in prior period positions	647
Increases in current period positions	1,286
Unrecognized tax benefits as of December 31, 2014	$3,773
Increases in prior period positions	8
Increases in current period positions	980
Unrecognized tax benefits as of December 31, 2015	$4,761
As of December 31, 2015, no unrecognized tax benefits are included in the balance sheet that would, if recognized, affect the Company's effective tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company does not anticipate the total amount of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. The Company determined that no accrual for interest and penalties was required as of December 31, 2015.
The Company has not completed a formal IRC Section 382 and 383 analysis. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax years ended December 31, 2011 through 2015, although carryforward attributes that were generated prior to tax year 2011 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.
In November, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires companies to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet and is part of the Board’s simplification initiative aimed at reducing complexity in accounting standards and.  Although ASU 2015-17 is not required for public companies to implement until fiscal years beginning after December 15, 2016, early adoption is permitted. The Company has chosen to early adopt and has classified all of its deferred tax assets and liabilities, along with its valuation allowance as noncurrent on the balance sheet.  The Company considers this change an improvement in the usefulness of information provided to users of the Company’s financial statements.  The Company applied the standard prospectively and did not retrospectively adjust any prior periods.
13. Retirement Savings Plan
The Company provides a qualified 401(k) savings plan for its employees. All employees are eligible to participate, provided they meet the requirements of the plan. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Following the Merger, the Company provides a contribution on the first 3% of an employee's eligible compensation subject to statutory limitations as proscribed by law. For the years ended December 31, 2015, 2014 and 2013 the Company recorded $101,000, $107,000 and $58,000 of expense, respectively, associated with matching employee contributions.
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
Indemnification
As permitted under Delaware law and in accordance with the Company’s Bylaws and agreements entered into with the Company’s officers and directors, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s director and officer insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements in the years ended December 31, 2015 and 2014.
In addition, the Company customarily agrees in the ordinary course of its business to indemnification provisions in its collaboration and licensing agreements, in agreements relating to the sale of assets, in various agreements involving parties performing services for the Company in the ordinary course of business and in its real estate leases. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration and licensing agreements and in agreements relating to the sale of assets are similar, but in addition provide some limited indemnification for the collaborator, licensee or purchaser of assets in the event of third party claims alleging infringement of certain intellectual property rights or ownership rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions can be unlimited, but is sometimes limited by the value of payments made under the agreement or by an escrow amount. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements in the years ended December 31, 2015 and 2014.
Leases
In October 2013, the Company entered into an agreement to sublease office space located at 525 University Avenue, Palo Alto, California for the period October 10, 2013 through December 31, 2016. These premises serve as the Company's corporate headquarters. In May 2015, the Company amended the sublease for this facility by extending term of the lease through December 31, 2016. The Company has an option to extend the sublease term for an additional 12 months at the end of the term. The term of the sublease is not different from the terms of the underlying lease.
Upon the Merger, the Company obtained office space located at 5001 South Miami Boulevard, Durham, North Carolina under a lease agreement. In June 2015, the Company amended the lease for this facility by extending term of the lease through January 31, 2017.
Provisions of these facilities leases generally provide for abatement of rent during certain periods and escalating rent payments during the original and extended lease terms. Rent expense is being recorded on a straight-line basis over the life of the lease.
Rent expense was $0.3 million, $0.2 million, $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The following is a schedule of non-cancellable future minimum lease payments for operating leases at December 31, 2015 (in thousands):

Year Ended December 31,
2016	$379
2017	15
Total	$394

15. Subsequent events
In January 2016, the Company’s board of directors authorized the grant of 1,337,500 common stock options to its employees.
Pursuant to the Company's "at the market" equity program, in February 2016, the Company sold 600,000 shares of common stock under a Sales Agreement, at an average price of approximately $3.00 per share for gross proceeds of approximately $1.8 million.
16. Summary of Operations by Quarter (Unaudited)
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31, 2015:	Quarter
	First	Second	Third	Fourth
Revenue	$31	$43	$35	$24
Operating expenses	$6,695	$6,290	$6,648	$6,836
Net loss from continuing operations	$(6,651)	$(6,221)	$(6,793)	$(7,084)
Net loss	$(6,651)	$(6,221)	$(6,574)	$(7,076)
Net loss per share from continuing operations—basic and diluted	$(0.34)	$(0.31)	$(0.34)	$(0.34)
Net loss per share—basic and diluted	$(0.34)	$(0.31)	$(0.33)	$(0.34)
Shares used to compute net loss per share—basic and diluted	19,747,362	19,772,345	20,183,939	20,556,822
Year Ended December 31, 2014:	Quarter
	First	Second	Third	Fourth
Revenue	$45	$33	$233	$30
Operating expenses	$5,240	$7,288	$6,912	$5,579
Net loss from continuing operations	$(5,182)	$(7,243)	$(6,661)	$(5,538)
Net loss	$(4,065)	$(7,223)	$(6,603)	$(5,534)
Net loss per share from continuing operations—basic and diluted	$(0.34)	$(0.46)	$(0.34)	$(0.28)
Net loss per share—basic and diluted	$(0.27)	$(0.46)	$(0.34)	$(0.28)
Shares used to compute net loss per share—basic and diluted	15,421,234	15,539,053	19,330,888	19,742,245
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
Management’s Report on Internal Control Over Financial Reporting
Under the supervision of our Chief Executive Officer and our Chief Financial Officer with the participation of our management, we have conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - 2013 Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.  Such disclosure controls and procedures were effective in ensuring information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst &Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

Item 9B. Other Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Ocera Therapeutics, Inc.

We have audited Ocera Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ocera Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Ocera Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ocera Therapeutics, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 of Ocera Therapeutics, Inc. and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 11, 2016

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

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

4.5	Form of Warrant to Purchase Stock issued by the Company on January 31, 2012. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on February 1, 2012).

4.6
Form of Common Stock Purchase Warrants, dated March 30, 2012, issued by Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.) (Incorporated by reference to Exhibit 4.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

4.7
Form of Common Stock Purchase Warrants, dated October 1, 2012, issued by Ocera Subsidiary, Inc. (f/k/a Ocera Therapeutics, Inc.) (Incorporated by reference to Exhibit 4.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

4.8	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 7, 2013).

4.9
Warrant to Purchase Stock dated as of July 30, 2015 issued by the Company to Oxford Finance LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 4, 2015).

4.10
Warrant to Purchase Stock dated as of July 30, 2015 issued by the Company to Silicon Valley Bank (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 4, 2015).

10.1#*	Second Amended and Restated License Agreement by and between the Company and UCL Business PLC, dated as of July 1, 2015.

10.2†*	Ocera Therapeutics, Inc. Second Amended and Restated Non-Employee Director Compensation Policy.

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

10.11†
Amended and Restated Employment Agreement dated as of January 6, 2016 by and between the Company and Michael Byrnes (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2016).

10.12†
Employment Agreement dated as of January 5, 2016 by and between the Company and Stan Bukofzer, M.D. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2016).

10.13
Office Lease, dated as of November 28, 2011, by and between the Company and James Campbell Company LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on 8-K filed on December 1, 2011).

10.14
First Amendment to the Lease Agreement dated August 29, 2014 by and between James Campbell, LLC and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.15
Second Amendment to the Lease Agreement dated June 5, 2015 by and between James Campbell, LLC and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.16
Sales Agreement, dated May 15, 2015, by and between the Company and Cowen and Company, LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.17
Loan and Security Agreement dated as of July 30, 2015 by and among the Company, Ocera Subsidiary, Inc., Oxford Finance LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2015).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Definitions Linkbase Document
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

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	March 11, 2016	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda S. Grais, M.D.	President and Chief Executive Officer	March 11, 2016
Linda S. Grais, M.D.

/s/ Michael Byrnes	Chief Financial Officer and Treasurer	March 11, 2016
Michael Byrnes	(Principal Financial and Accounting Officer)

/s/ Eckard Weber, M.D.	Chairman of the Board of Directors	March 11, 2016
Eckard Weber, M.D.

/s/ Steven P. James	Director	March 11, 2016
Steven P. James

/s/ Nina Kjellson	Director	March 11, 2016
Nina Kjellson

/s/ Michael Powell, Ph.D.	Director	March 11, 2016
Michael Powell, Ph.D.

/s/ Anne M. VanLent	Director	March 11, 2016
Anne M. VanLent

/s/ Wendell Wierenga, Ph.D.	Director	March 11, 2016
Wendell Wierenga, Ph.D.