Form 10-Q
period 2016-03-31
Ocera Therapeutics, Inc.
filed 2016-05-03
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

(650) 475-0158
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock as of April 29, 2016 was 21,307,129.

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
These forward-looking statements include, but are not limited to, statements about:

•	the number, timing, design, results and implementation of our clinical trials and nonclinical activities for OCR-002 and the timing of the availability of data from these trials and activities;

•	our ability to enroll patients, and the timing of enrollment, in our Phase 2b clinical trial of OCR-002;

•	our ability to obtain U.S. and foreign regulatory approval for OCR-002 and the ability of OCR-002 to meet existing or future regulatory standards;

•	the progress, timing and amount of expenses associated with our research, development and commercialization activities for OCR-002;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the therapeutic benefits, effectiveness and safety of OCR-002;

•	the commercial success and market acceptance of OCR-002, if approved;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by OCR-002;

•	our ability to manufacture sufficient amounts of OCR-002 for clinical trials and commercialization activities;

•	our ability to comply with the covenants in our credit facility;

•	our intention to seek, and our ability to establish strategic collaborations or partnerships for the development or sale of OCR-002 and the effectiveness of such collaborations or partnerships;

•	our expectations as to future financial performance, cash and expense levels and liquidity sources; and

•
other risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and our other prior filings with the SEC.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and our other prior filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Unless the context requires otherwise, references in this Quarterly Report to “we,” “us” and “our” refer to Ocera Therapeutics, Inc. and its subsidiaries.

OCERA THERAPEUTICS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

Ocera Therapeutics, Inc. Condensed Consolidated Balance Sheets (In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,432	$35,921
Short-term investments, available-for-sale	7,420	7,415
Accounts receivable	93	59
Prepaid expenses and other current assets	559	627
Total current assets	40,504	44,022
Property and equipment, net	82	94
Deposits	—	26
Goodwill	595	595
Total assets	$41,181	$44,737

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,285	$701
Accrued liabilities	3,632	3,133
Notes payable - current	104	—
Total current liabilities	5,021	3,834
Notes payable - long term	9,451	9,508
Other liabilities	—	1
Total liabilities	14,472	13,343
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock - $0.00001 par value, 5,000,000 shares authorized and no shares issued or outstanding.	—	—
Common stock - $0.00001 par value, 100,000,000 shares authorized, 21,307,129 issued and outstanding at March 31, 2016 and 20,695,160 shares issued and outstanding at December 31, 2015.	—	—
Additional paid-in capital	165,655	162,832
Accumulated other comprehensive income (loss)	1	(5)
Accumulated deficit	(138,947)	(131,433)
Total stockholders' equity	26,709	31,394
Total liabilities and stockholders' equity	$41,181	$44,737

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Condensed Consolidated Statements of Operations and Comprehensive Loss (In Thousands, Except Share and Per Share Amounts) (unaudited)

	Three Months Ended March 31,
	2016	2015

Royalty revenue	$33	$31
Operating expenses:
Research and development	4,747	4,398
General and administrative	2,554	2,256
Amortization of intangibles	—	41
Total operating expenses	7,301	6,695
Other income (expense):
Interest and other income	33	27
Interest and other expense	(279)	(14)
Other income (expense), net	(246)	13
Net loss	$(7,514)	$(6,651)

Net loss per share:
Net loss per share, basic and diluted	$(0.36)	$(0.34)
Weighted average number of shares used to compute net loss per share of common stock, basic and diluted	20,943,966	19,747,362

Comprehensive loss:
Net loss	$(7,514)	$(6,651)
Unrealized gain on investments	6	28
Comprehensive loss	$(7,508)	$(6,623)

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Condensed Consolidated Statements of Cash Flows (In Thousands) (unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(7,514)	$(6,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	8
Amortization of intangibles	—	41
Stock-based compensation	1,106	965
Accretion of premium on investment securities	22	154
Noncash interest expense	47	—
Changes in operating assets and liabilities:
Accounts receivable	(34)	31
Prepaid expenses and other assets	94	453
Accounts payable	544	88
Accrued liabilities	498	(8)
Net cash used in operating activities	(5,225)	(4,919)
Investing activities
Purchase of short-term investments	(3,754)	(13,414)
Proceeds from maturities of short-term investments	3,733	18,500
Net cash provided by (used in) investing activities	(21)	5,086
Financing activities
Proceeds from sale of common stock, net of underwriting commissions and issuance cost	1,746	—
Proceeds from exercise of common stock options	11	—
Net cash provided by financing activities	1,757	—
Net increase (decrease) in cash and cash equivalents	(3,489)	167
Cash and cash equivalents—beginning of period	35,921	10,127
Cash and cash equivalents—end of period	$32,432	$10,294
Supplemental disclosures of cash flow information
Cash paid for interest	$207	$—
Supplemental schedule of noncash investing and financing activities
Issuance cost related to at the market equity program in accounts payable	$40	$—

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements

1. The Company
Ocera Therapeutics, Inc. (the "Company") is a clinical-stage biopharmaceutical company focused on the development and commercialization of OCR-002 (ornithine phenylacetate). OCR-002 is an ammonia scavenger which has been granted orphan drug designation and Fast Track status by the U.S. Food and Drug Administration for the treatment of hyperammonemia and resultant hepatic encephalopathy in patients with liver cirrhosis, acute liver failure and acute-on-chronic liver disease.
On July 15, 2013, Terrapin Acquisition, Inc., a Delaware corporation (“Merger Sub”), a wholly owned subsidiary of Tranzyme, Inc., a Delaware corporation (“Tranzyme”), completed its merger (the “Merger”) with and into Ocera Therapeutics, Inc., a private Delaware corporation (“Private Ocera”).  Private Ocera was considered the acquiring company in the Merger for accounting purposes.  In connection with the Merger, the combined company changed its name to Ocera Therapeutics, Inc. and the name of Private Ocera was changed to Ocera Subsidiary, Inc. (“Ocera Subsidiary”).
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
The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. As of March 31, 2016, the Company has incurred losses since inception of $138.9 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of OCR-002 and as it expands its corporate infrastructure. Based on the Company's current operating plan, the Company believes its working capital is sufficient to fund its operations through at least the next twelve months.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company and our wholly-owned subsidiary have been prepared in accordance with United States of America generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. For interim reporting the financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end balance sheet was derived from audited condensed financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Use of Estimates
The preparation of financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Short-term investments
All investments have been classified as "available-for-sale" and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive income. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest and other income.
Recent Accounting Pronouncements
Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board (the "FASB"), or other standards-setting bodies that the Company adopts by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on the Company's condensed consolidated financial statements upon adoption.
(i) New Accounting Updates Recently Adopted
 In April 2015, the FASB issued Accounting Standards Update, or ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 relates to a customer’s accounting for fees paid in a cloud computing arrangement. This guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. The Company adopted this ASU with prospective application in the first quarter of 2016. The guidance did not have a material impact in the condensed consolidated financial results.
(ii) Recent Accounting Updates Not Yet Effective
In February 2016, the FASB issued Accounting Standards Update, or ASU 2016-02, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update, or ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments. This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence.  The new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year in which the amendments are effective, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update, or ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), Compensation - Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

3. Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016, and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions:
Level 1: Inputs which include quoted prices in active markets for identical assets or liabilities;
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
None of the Company’s non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
Assets measured at fair value on a recurring basis as of March 31, 2016 are as follows (in thousands):

	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$27,878	$27,878	$—	$—
Commercial paper	2,499	—	2,499	—
Corporate debt securities	9,308	—	9,308	—
Total assets	$39,685	$27,878	$11,807	$—
Assets measured at fair value on a recurring basis as of December 31, 2015 are as follows (in thousands):

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$34,806	$34,806	$—	$—
Corporate debt securities	7,415	—	7,415	—
Total assets	$42,221	$34,806	$7,415	$—
The Company estimates the fair values of commercial paper and corporate debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment or default projections based on historical data; and other observable inputs.

The estimated fair value of the Company's notes payable, considering level 2 inputs, approximates their carrying value based upon the borrowing terms and conditions currently available to the Company.

4. Balance Sheet Components
Investments
The following table summarizes the Company's available for sale investments as of March 31, 2016 (in thousands):

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$2,498	$1	$—	$2,499
Corporate debt securities	1 or less	4,921	—	—	4,921
Total short-term investments		$7,419	$1	$—	$7,420
The following table summarizes the Company's available for sale investments as of December 31, 2015 (in thousands):

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	1 or less	$7,420	$—	$(5)	$7,415
Total short-term investments		$7,420	$—	$(5)	$7,415
At each reporting date, the Company performs an evaluation of impairment to determine if the unrealized losses are other-than-temporary. For debt securities, management determines whether it intends to sell the impaired securities, and if there is no intent or expected requirement to sell, management considers whether it is likely that the amortized cost will be recovered. The Company does not consider unrealized losses on its debt investment securities to be credit-related. These unrealized losses relate to changes in interest rates and market spreads subsequent to purchase. The Company has not made a decision to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovery of its amortized cost. There have been no other than temporary losses recognized in earnings in any of the periods presented.
Accrued Liabilities
Accrued liabilities were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Clinical trials	$2,646	$1,666
Compensation and related expenses	547	993
Professional services	216	319
Interest expense	135	110
Other	88	45
Total accrued liabilities	$3,632	$3,133
5. Notes Payable

On July 30, 2015, the Company and Ocera Subsidiary entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”). The Loan Agreement provides for up to $20 million in new term loans (the “Term Loan Facility”), $10 million of which was funded on July 30, 2015. The remaining $10 million is available for draw until December 31, 2016 at the Company’s discretion, subject to achievement of certain financial and clinical milestones. The milestones will be satisfied if the Company (a) has raised proceeds of at least $15 million from the sale of equity securities or upfront payments from a partnership agreement and (b) achieved positive data from its ongoing Phase 2b clinical trial of OCR-002.

The annual interest rate for the initial $10 million funding is 8.275%, and the interest rate for the second tranche will be fixed upon drawdown at an annual rate that is greater of 8.275% or 8.085% plus the 30-day U.S. LIBOR rate. Loan payments are interest-only until February 1, 2017, followed by 30 equal monthly payments of principal and interest through the scheduled maturity date of August 1, 2019 if the second tranche is not drawn. If the second tranche is drawn, the interest-only period continues to August 1, 2017, followed by 24 equal monthly payments. In addition, a final payment equal to 3% of the aggregate amount drawn will be due at maturity or on earlier repayment. If the Company prepays all or a portion of the loans, a prepayment fee of between 1-3% of the principal amount prepaid will also be due depending on the timing of the prepayment.
At the initial funding, the Company received net proceeds of $9.7 million after fees and expenses. These fees and expenses are being accounted for as a debt discount and classified within notes payable on the Company’s balance sheet. Legal and consulting fees are presented in the balance sheet as a direct deduction from the carrying amount of the notes liability, consistent with debt discounts. Debt discounts, issuance costs and the final payment are being amortized or accreted as interest expense over the term of the loan using the effective interest method.
In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase an aggregate of 97,680 shares of the Company's common stock at an exercise price of $4.095 per share. The Company recorded $0.3 million for the warrants as debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. As of March 31, 2016, the warrants remained outstanding and exercisable. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method.
The Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries, except that the collateral does not include any intellectual property held by the Company or its subsidiary. However, the Company has agreed not to encumber any of the intellectual property of the Company or its subsidiary. The Loan Agreement contains customary representations, warranties and covenants by the Company, and customary indemnification obligations and events of default. The Company was in compliance with all covenants set forth in the Loan Agreement as of March 31, 2016.
The Company recorded interest expense related to the Term Loan Facility of $0.3 million for the three months ended March 31, 2016. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payments, is 11.72%.

Future payments under the Loan Agreement as of March 31, 2016 are as follows (in thousands):

Years ending December 31:
2016 (Remaining Nine Months)	$621
2017	3,839
2018	4,442
2019	3,261
Total minimum payments	12,163
Less amount representing interest	2,163
Notes payable, gross	10,000
Unamortized discount on notes payable	(445)
Notes payable, balance	9,555
Less current portion of notes payable	104
Non-current portion of notes payable	$9,451
6. Stockholders' Equity
On May 15, 2015, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $25,000,000 from time to time through an “at the market” equity program under which Cowen acts as sales agent.
During the three months ended March 31, 2016, the Company sold an aggregate of 600,000 shares of common stock under the Sales Agreement, at an average price of approximately $3.00 per share, for gross proceeds of $1.80 million and net proceeds of $1.75 million after deducting commissions and other transactions costs. As of March 31, 2016, $19.5 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

7. Stock-Based Compensation
The Company’s stock option activity and related information for the three months ended March 31, 2016 was as follows (in thousands, except share and per share data):

				Weighted-avg.
	Shares		Weighted-avg.	Remaining	Aggregate
	Available	Stock Options	Exercise Price	Contractual	Intrinsic
	for Grant	Outstanding	Per Share	Life (in Years)	Value

Balance at December 31, 2015	1,299,301	2,429,511	$7.00	8.01	$287
Stock options granted	(1,406,000)	1,406,000	$3.00
Stock options canceled	106,968	(106,968)	$4.81
Stock options exercised	—	(11,969)	$0.92
Balance at March 31, 2016	269	3,716,574	$5.57	8.41	$237

At March 31, 2016:
Vested and expected to vest		3,562,789	$5.64	8.37	$237
Exercisable		1,186,221	$8.22	6.61	$237
The aggregate intrinsic value of options exercised under all option plans was $25,000 and $0 for the three months ended March 31, 2016 and 2015, respectively, determined as of the date of option exercise.
The Company recognized stock-based compensation expense within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$207	$209
General and administrative	899	756
Total	$1,106	$965
The above table includes $10,000 of stock compensation expense for the three months ended March 31, 2016 related to stock option grants to consultants.
At March 31, 2016 there were 136,000 unvested options outstanding with performance conditions related to the achievement of certain clinical milestones. During the three months ended March 31, 2016, no expense has been recorded for the performance based options as it was not yet probable that such milestones would be met.
In March 2016, the Company amended its non-employee director compensation policy to increase the annual cash compensation for each non-employee member of its board of directors from $30,000 to $35,000, the annual cash compensation of the audit committee chairperson from $15,000 to $17,500 and the annual stock option grant from 10,000 to 12,500 shares.
As of March 31, 2016, there was unrecognized stock compensation expense of $8.8 million related to stock options and the Company expects to recognize those costs over a weighted average period of 2.47 years.

Stock-based compensation expense for stock options is estimated at the grant date based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of all stock options granted was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected dividend yield	—	—
Risk-free interest rates	1.33% - 1.97%	1.52%
Expected term in years	4.66 - 8.04	6.08
Expected volatility	75% - 92%	91%
On January 6, 2016 the Company granted certain of its executive officers non-qualified stock options to purchase 206,625 shares of the Company’s common stock that vest on a monthly basis in equal installments over 48 months following the grant date if the Company's stock price equals or exceeds $6.00 for 20 consecutive trading days on or before June 30, 2017. The options expire ten years from the date of the grant.
The weighted-average fair values of these options was determined using a Monte Carlo simulation model incorporating the following assumptions:

Three Months Ended March 31,
	2016	2015
Expected dividend yield	—	—
Risk-free interest rates	1.82% - 2.05%	—%
Expected term in years	6.02 - 8.00	—
Expected volatility	77% - 89%	—%
Weighted-average fair value per share	1.33 - 1.42	—
The estimated expense for these awards is being recognized on an accelerated basis over the estimated requisite service period, with no adjustments in the future periods based upon the Company's actual common stock price. During the three months ended March 31, 2016, the Company recorded $62,000 of share-based compensation expense in connection with the market condition stock option awards described above.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities which include warrants and outstanding stock options have been excluded from the computation of diluted net loss per share as the effect of their inclusion would be considered anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.
The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Numerator
Net loss	$(7,514)	$(6,651)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	20,943,966	19,747,362
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.36)	$(0.34)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as the effect of their inclusion would have been considered anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Common stock warrants	1,026,249	932,535
Common stock options	3,630,529	2,039,050
Total	4,656,778	2,971,585

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
Leases
Rent expense was $95,000 and $57,000 for the three months ended March 31, 2016 and 2015, respectively.
The following is a schedule of non-cancellable future minimum lease payments for operating leases as of March 31, 2016 (in thousands):

Years ending December 31:
2016 (Remaining Nine Months)	284
2017	15
Total	$299
10. Subsequent Events
In April 2016, the Company’s board of directors approved, subject to stockholder approval at the Company’s 2016 annual meeting of shareholders, an amendment and restatement of the Company’s Third Amended and Restated 2011 Stock Option and Incentive Plan (the “2011 Plan”) to, among other things, increase the maximum number of shares that may be issued under the 2011 Plan from 3,602,328 to 5,002,328 shares. The amendment and restatement of the 2011 Plan will be voted on by the Company’s stockholders on at the annual meeting of shareholders scheduled for June 14, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 and the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1 of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the SEC, our actual results could differ materially from those anticipated in these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
We are a clinical-stage biopharmaceutical company focused on acute and chronic orphan liver diseases. Our initial focus is on the development and commercialization of a clinical candidate, OCR-002, for the treatment of hepatic encephalopathy, or HE. HE is a serious complication of liver cirrhosis, or liver failure, marked by mental changes including confusion, impaired motor skills, disorientation in time and space, and, in its more severe form, stupor, coma and even death. Although the exact cause of HE is not completely understood, there is growing evidence that elevated ammonia is a primary driver of HE, and that lowering ammonia may be beneficial to patients suffering from HE. Common causes of liver malfunction leading to elevated ammonia levels and HE include alcoholism, viral hepatitis and autoimmune diseases, non-alcoholic steatohepatitis, or NASH, as well as obesity, Type II diabetes, and acetaminophen overdose. It is estimated that in the United States there are approximately eight million individuals with some form of chronic liver disease, of which one million have cirrhosis. Of the one million individuals in the United States that have cirrhosis, it is estimated that approximately 500,000 are at risk for developing HE.
OCR-002 is a novel molecule, ornithine phenylacetate, which functions as an ammonia scavenger. In pre-clinical studies, OCR-002 significantly reduced arterial ammonia and cerebral edema in an animal model of chronic liver disease and significantly attenuated arterial ammonia, extracellular brain ammonia and intracranial pressure in a second animal model of acute liver failure.
We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial to evaluate the safety and efficacy of intravenous administration of OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. In March 2015, an independent data monitoring committee, or DMC, conducted an interim analysis, reporting that the trial was not futile and that no clinically significant safety concerns were observed. In addition, the DMC recommended that we continue the trial and increase target enrollment from 140 patients to approximately 230 patients. This sample size recommendation allows the trial to maintain 80% statistical power to observe the treatment effect at the conclusion of the trial that was observed by the DMC at the time of the interim analysis. The trial is currently being conducted in approximately 100 sites worldwide and as of April 29, 2016, 165 patients have been enrolled in total. We expect to complete enrollment in the fourth quarter of 2016 and announce topline data in the first quarter of 2017.
We are also developing an oral form of OCR-002 with the goal of providing continuity of care for HE patients post discharge in order to prevent subsequent episodes of acute HE. In the fourth quarter of 2015, we completed a Phase 1 clinical trial with oral formulations of OCR-002 in healthy subjects. This open label, single-dose, five treatment, five-period crossover trial evaluated the pharmacokinetic, or pK, safety and tolerability of three prototype, extended-release oral formulations of OCR-002 compared to an immediate release oral solution of OCR-002 and the FDA approved ammonia-lowering agent, glycerol phenylbutyrate (RAVICTI®). Glycerol phenylbutyrate is a pre-pro-drug of phenylacetate, or PAA, a component of OCR-002. The results of this trial demonstrated a robust, extended-release pattern for all three pilot OCR-002 extended-release formulations, with mean plasma phenylacetate concentrations exceeding those achieved with RAVICTI® at all time points for at least 12 hours post-dose. In addition, the concentration of phenylacetylglutamine, or PAGN, the end-product responsible for clearing ammonia, was greater in both plasma and urine for all three OCR-002 extended-release dosage forms than RAVICTI® at an approximately equivalent molar PAA dose. Based on the strength of these results and the prior clinical proof of concept established with RAVICTI® in preventing recurrent HE in patients suffering from liver cirrhosis and a prior history of HE, we plan to continue development of oral OCR-002 and expect to initiate a two-part Phase 1 clinical trial in patients with cirrhosis in the second half of 2016. Part A will evaluate the pK and bioavailability of a single oral dose of OCR-002 in cirrhotic patients dosed under certain conditions. Part B is expected to be a multi-dose study which will include the evaluation of steady state pK and the formation of PAGN. We expect enrollment in Part A to begin in the third quarter of 2016 with data anticipated by year-end 2016. We expect to complete Part B of this study, with data available, in the first half of 2017.
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
In addition, there is an investigator-sponsored Phase 2a clinical trial being conducted by the National Institutes of Health, or NIH, to evaluate the safety of OCR-002 in patients with hyperammonemia and HE due to acute liver failure or injury. In November 2015, the NIH announced preliminary pK data on 22 patients and concluded that OCR-002 was safe and well-tolerated at the levels administered, up to 10 grams per 24 hours. A correlation was observed between the doses administered and the drug levels seen in the blood, but even at the 10 gram dose, the investigators deemed the exposure of the drug to be below the desired range. As a result, they are now enrolling an additional 12 patients at a higher dose of 20 grams per 24 hours and expect to complete enrollment in the fourth quarter of 2016. Data is expected to be available from this trial in the first half of 2017.
Our strategy is to focus clinical development activities on the intravenous form of OCR-002 to treat acute HE in hospitalized patients and on the oral form of OCR-002, which will be directed to chronic care of HE patients.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to each of our critical accounting areas. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within our Annual Report on Form 10-K for the year ended December 31, 2015. For the three months ended March 31, 2016, there have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.
Merger with Tranzyme, Inc.
On July 15, 2013, Terrapin Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Tranzyme, Inc., a Delaware corporation, or Tranzyme, completed its merger, or the Merger, with and into Ocera Therapeutics, Inc., a private Delaware corporation, or Private Ocera.  Private Ocera is considered the acquiring company in the Merger for accounting purposes. In connection with the Merger, the combined company changed its name to Ocera Therapeutics, Inc. and the name of Private Ocera was changed to Ocera Subsidiary, Inc., or Ocera Subsidiary.

Results of Operations
Three Months Ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		$ Change
	2016	2015

Royalty revenue	$33	$31	$2
Operating expenses:
Research and development	4,747	4,398	349
General and administrative	2,554	2,256	298
Amortization of intangibles	—	41	(41)
Total operating expenses	7,301	6,695	606
Total other income (expense)	(246)	13	(259)
Net loss	$(7,514)	$(6,651)	$(863)
Revenues
We generated $33,000 in royalty revenue for the three months ended March 31, 2016 compared to $31,000 in royalty revenue for the three months ended March 31, 2015. The revenue in both periods was attributable to a license agreement that we acquired from Tranzyme in connection with the Merger.
Costs and Expenses
Research and Development Expenses
Our research and development expenses increased by $0.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in expenses was primarily due to increased personnel costs and related expenses due to higher headcount and increased expenses related to development of our oral formulation.
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
Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, we cannot reasonably estimate the cost to complete projects and development timelines for their completion. Enrollment in clinical trials might be delayed or occur faster than anticipated for reasons beyond our control, requiring additional cost and time or accelerating spending. Results from clinical trials might not be favorable, or might require us to perform additional unplanned clinical trials, accelerating spending, requiring additional cost and time, or resulting in termination of the project. Regulatory reviews can also be delayed. Process development and manufacturing scale-up for production of clinical and commercial product supplies might take longer and cost more than our forecasts. As a result, clinical development and regulatory programs are subject to risks and changes that might significantly impact cost projections and timelines. We will need to raise significant additional capital to advance development and commercialization of OCR-002, which may include entering into strategic alliances.
General and Administrative Expenses
Our general and administrative expenses increased by $0.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in general and administrative expenses was primarily due to an increase in personnel costs and related expenses, higher stock based compensation expense, and increases in our costs associated with legal and outside services fees.
We expect that our general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio and potentially expand our infrastructure.

Other Income (Expense)
Our other income (expense) increased by $0.3 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This increase was primarily due to interest accrued and amortization of debt issuance costs on notes payable related to the debt facility that closed in the third quarter of 2015, partially offset by interest income earned on our investment portfolio of $33,000 and $27,000 for the three months ended March 31, 2016, and 2015, respectively.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash flow from:
Operating activities	$(5,225)	$(4,919)
Investing activities	(21)	5,086
Financing activities	1,757	—
Net increase (decrease) in cash and cash equivalents	$(3,489)	$167
Comparison of the Three Months Ended March 31, 2016 and 2015
The primary use of cash in operating activities for the three months ended March 31, 2016 was the result of our net loss from operations of $7.5 million partially offset by changes in working capital of $1.1 million and non-cash charges of $1.2 million including stock-based compensation expense, accretion of premiums on investment of securities and non-cash interest expense. The primary use of cash in operating activities for the three months ended March 31, 2015 was the result of our net loss from operations of $6.7 million partially offset by changes in working capital of $0.6 million and non-cash charges of $1.2 million including stock-based compensation expense and accretion of premiums on investment securities.
Cash used in investing activities for the three months ended March 31, 2016 related to $3.8 million of investment purchases partially offset by maturities of $3.7 million. Cash provided by investing activities for the three months ended March 31, 2015 related to $18.5 million of investment maturities partially offset by purchases of investments of $13.4 million.
Cash provided by financing activities for the three months ended March 31, 2016 related to proceeds from issuance of common stock pursuant to the “at the market” equity program of $1.8 million and proceeds from exercise of stock options.
Debt Facility
On July 30, 2015, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or collectively, the Lenders. The Loan Agreement provides up to $20 million principal in new term loans, $10 million of which was funded on July 30, 2015. The remaining $10 million is available for draw until December 31, 2016 at the Company’s discretion, subject to achievement of certain financial and clinical milestones. We refer to this facility as the Term Loan Facility.

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

The Term Loan Facility is secured by substantially all of our assets and the assets of Ocera Subsidiary, Inc., except that the collateral does not include any intellectual property held by us or Ocera Subsidiary. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiary. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses we currently engage in or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; enter into any material transactions with any affiliates, with certain exceptions; make payments on any subordinated debt; and permit certain of our subsidiaries to maintain, own or otherwise hold any material assets or conduct any business operations other than as disclosed to the Lenders. In addition, subject to certain exceptions, we and Ocera Subsidiary are required to maintain with SVB their respective primary deposit accounts, securities accounts and commodity accounts.

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
Capital Resources and Funding Requirements
We will require significant additional funds to support future operations including our development activities associated with the intravenous and oral formulations of OCR-002. Our future funding requirements depend on many factors, including, but not limited to the progress, timing, scope and costs of our nonclinical studies and clinical trials including the ability to enroll patients on a timely basis in our planned and potential future clinical trials, the time and cost necessary to respond to technological, market or governmental developments, the cost of manufacturing adequate supplies of drug substance and drug product and the cost of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.
We expect to fund our operations with our current cash and cash equivalents and proceeds from potential additional financing transactions and possible strategic opportunities. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.
On May 15, 2015, we filed a shelf registration statement on Form S-3 under which we may offer shares of our common stock and preferred stock, various series of warrants to purchase common stock or preferred stock and debt securities, either individually or in units, in one or more offerings, up to a total dollar amount of $150,000,000. On May 15, 2015, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock for which we included a prospectus to our shelf registration statement on Form S-3, having aggregate sales proceeds of up to $25,000,000, from time to time, through an “at the market” equity program under which Cowen acts as sales agent. During the three month period ended March 31, 2016, we sold an aggregate of 600,000 shares of common stock under the Sales Agreement, at an average price of approximately $3.00 per share for gross proceeds of $1.80 million and net proceeds of $1.75 million after deducting commissions and other transactions costs. As of March 31, 2016, $19.5 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
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
Contractual Obligations
The following table summarizes our future contractual obligations as of March 31, 2016 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Note payable obligations, including interest (1)	$621	$8,281	$3,261	$—	$12,163
Operating lease obligations	$284	$15	$—	$—	$299
Other non-cancellable commitments (2)	$200	$—	$—	$—	$200
Total	$1,105	$8,296	$3,261	$—	$12,662
(1)    Upon the occurrence of an event of default, as defined in the Loan Agreement, and during the continuance of an event of default, a default interest rate of an additional 5% will be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable.
(2)     Contractual obligations and commitments under clinical contracts that are non-cancellable.
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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting our company, see Item 7A: "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our exposure to foreign currency risk and market risk has not materially changed from that disclosed in our Annual Report.
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
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1A.  Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. During the quarterly period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

10.1*†	Amended and Restated Employment Agreement dated as of April 8, 2016 by and between the Company and Linda Grais.

10.2*†	Amended and Restated Employment Agreement dated as of April 8, 2016 by and between the Company and Gaurav Aggarwal.

10.3*†	Ocera Therapeutics, Inc. Third Amended and Restated Non-Employee Director Compensation Policy.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Definitions Linkbase Document
*Filed herewith
**Furnished herewith
†Indicates a management contract or compensation plan, contract or arrangement.
+Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	May 3, 2016	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer

Date:	May 3, 2016	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer and Treasurer