Form 10-Q
period 2016-06-30
Ocera Therapeutics, Inc.
filed 2016-08-04
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock as of July 29, 2016 was 21,851,488.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Unless the context requires otherwise, references in this Quarterly Report to “we,” “us” and “our” refer to Ocera Therapeutics, Inc. and its subsidiary.

OCERA THERAPEUTICS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

Ocera Therapeutics, Inc. Condensed Consolidated Balance Sheets (In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,193	$35,921
Short-term investments, available-for-sale	1,250	7,415
Prepaid expenses and other current assets	466	686
Total current assets	35,909	44,022
Property and equipment, net	69	94
Deposits	36	26
Goodwill	595	595
Total assets	$36,609	$44,737

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,435	$701
Accrued liabilities	3,529	3,133
Notes payable - short term	1,021	—
Total current liabilities	5,985	3,834
Notes payable - long term	8,582	9,508
Other liabilities	102	1
Total liabilities	14,669	13,343
Stockholders' equity:
Preferred stock - $0.00001 par value, 5,000,000 shares authorized and no shares issued or outstanding.	—	—
Common stock - $0.00001 par value, 100,000,000 shares authorized, 21,839,519 issued and outstanding at June 30, 2016 and 20,695,160 shares issued and outstanding at December 31, 2015.	—	—
Additional paid-in capital	167,990	162,832
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(146,050)	(131,433)
Total stockholders' equity	21,940	31,394
Total liabilities and stockholders' equity	$36,609	$44,737

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Condensed Consolidated Statements of Operations and Comprehensive Loss (In Thousands, Except Share and Per Share Amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Royalty revenue	$26	$43	$59	$74
Operating expenses:
Research and development	3,909	3,417	8,656	7,815
General and administrative	2,970	2,832	5,524	5,088
Amortization of intangibles	—	41	—	82
Total operating expenses	6,879	6,290	14,180	12,985
Other (expense) income:
Interest and other income	30	26	63	49
Interest and other expense	(280)	—	(559)	(10)
Other (expense) income, net	(250)	26	(496)	39
Net loss	$(7,103)	$(6,221)	$(14,617)	$(12,872)

Net loss per share:
Net loss per share, basic and diluted	$(0.33)	$(0.31)	$(0.69)	$(0.65)
Weighted average number of shares used to compute net loss per share of common stock, basic and diluted	21,552,089	19,772,345	21,248,027	19,759,923

Comprehensive loss:
Net loss	$(7,103)	$(6,221)	$(14,617)	$(12,872)
Unrealized (loss) gain on investments	(1)	(2)	5	26
Comprehensive loss	$(7,104)	$(6,223)	$(14,612)	$(12,846)

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Condensed Consolidated Statements of Cash Flows (In Thousands) (unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(14,617)	$(12,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25	16
Amortization of intangibles	—	82
Stock-based compensation	2,165	1,902
Amortization of premium on marketable securities	40	253
Amortization of debt discount	95	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	210	273
Accounts payable	734	134
Accrued and other liabilities	497	64
Net cash used in operating activities	(10,851)	(10,148)
Investing activities
Purchases of marketable securities	(3,754)	(18,022)
Proceeds from maturities of marketable securities	9,884	26,000
Net cash provided by investing activities	6,130	7,978
Financing activities
Proceeds from sale of common stock, net of underwriting discounts and issuance cost	2,982	413
Proceeds from exercise of common stock options	11	—
Net cash provided by financing activities	2,993	413
Net decrease in cash and cash equivalents	(1,728)	(1,757)
Cash and cash equivalents—beginning of period	35,921	10,127
Cash and cash equivalents—end of period	$34,193	$8,370
Supplemental disclosures of cash flow information
Cash paid for interest	$414	$—
Supplemental schedule of noncash investing and financing activities
Issuance cost related to at the market equity program in accounts payable	$—	$9

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
The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. As of June 30, 2016, the Company has incurred losses since inception of $146.1 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues its efforts to develop and commercialize OCR-002 and as it expands its corporate infrastructure. Based on the Company's current operating plan, the Company believes its working capital is sufficient to fund its operations through at least the next twelve months.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company and our wholly-owned subsidiary have been prepared in accordance with United States of America generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. For interim reporting the financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. Accordingly, the accompanying unaudited interim condensed consolidated financial statements were derived from audited condensed financial statements, but do not include all disclosures required by U.S. GAAP for complete financial statements. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.
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
Investments in Marketable Securities
All investments in marketable securities have been classified as "available-for-sale" and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive income. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on investments in marketable securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest earned on investments in marketable securities is included in interest and other income.
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
In March 2016, the FASB issued Accounting Standards Update, or ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments. This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence.  The new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year in which the amendments are effective, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update, or ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), Compensation - Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standard Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for the Company beginning in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In March and April 2016, the FASB issued ASU, No. 2016-08 Revenue From Contracts With Customers: Principal vs. Agent Considerations and ASU 2016-10 Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing to provide supplemental adoption guidance and clarification to ASU 2014-09. The Company is currently evaluating the impact of the adoption of these standards on their Condensed Consolidated Financial Statements.

3. Fair Value Measurements
Financial assets and liabilities are recorded at fair value. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued liabilities and deferred revenue, approximate their fair value due to their short maturities. Short-term and long-term debt are reported at their respective amortized cost on our Consolidated Balance Sheets. The remaining financial instruments are reported on our Consolidated Balance Sheets at amounts that approximate current fair values.
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2016, and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions:
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
Assets measured at fair value on a recurring basis as of June 30, 2016 are as follows (in thousands):

	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$34,406	$34,406	$—	$—
Corporate debt securities	1,250	—	1,250	—
	$35,656	$34,406	$1,250	$—
Assets measured at fair value on a recurring basis as of December 31, 2015 are as follows (in thousands):

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$34,806	$34,806	$—	$—
Corporate debt securities	7,415	—	7,415	—
	$42,221	$34,806	$7,415	$—
The Company estimates the fair value of corporate debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment or default projections based on historical data; and other observable inputs.

The estimated fair value of the Company's notes payable, considering level 2 inputs, approximates their carrying value based upon the borrowing terms and conditions currently available to the Company.
4. Balance Sheet Components
Investments in Marketable Securities
The following table summarizes the Company's available for sale investments as of June 30, 2016 (in thousands):

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	1 or less	1,250	—	—	1,250
Total short-term investments		$1,250	$—	$—	$1,250
The following table summarizes the Company's available for sale investments as of December 31, 2015 (in thousands):

	Maturity (in Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	1 or less	$7,420	$—	$(5)	$7,415
Total short-term investments		$7,420	$—	$(5)	$7,415
At each reporting date, the Company reviews its investments for impairment to determine if unrealized losses are other-than-temporary. For debt securities, management determines whether it intends to sell the impaired securities, and if there is no intent or expected requirement to sell, management considers whether it is likely that the amortized cost will be recovered. The Company does not consider unrealized losses on its debt investment securities to be credit-related. These unrealized losses relate to changes in interest rates and market spreads subsequent to purchase. The Company has not made a decision to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovery of its amortized cost. There have been no other-than-temporary losses recognized in earnings in any of the periods presented.
Accrued Liabilities
Accrued liabilities were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Clinical trials	$2,234	$1,666
Compensation and related expenses	782	993
Professional services	414	319
Interest expense	69	110
Other	30	45
Total accrued liabilities	$3,529	$3,133
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

The annual interest rate for the initial $10.0 million funding is 8.275%, and the interest rate for the second tranche will be fixed upon drawdown at an annual rate that is greater of 8.275% or 8.085% plus the 30-day U.S. LIBOR rate. Loan payments are interest-only until February 1, 2017, followed by 30 equal monthly payments of principal and interest through the scheduled maturity date of August 1, 2019 if the second tranche is not drawn. If the second tranche is drawn, the interest-only period continues to August 1, 2017, followed by 24 equal monthly payments. In addition, a final payment equal to 3% of the aggregate amount drawn will be due at maturity or on earlier repayment. If the Company prepays all or a portion of the loans, a prepayment fee of between 1%-3% of the principal amount prepaid will also be due depending on the timing of the prepayment.
At the initial funding, the Company received net proceeds of $9.7 million after fees and expenses. These fees and expenses are being accounted for as a debt discount and classified within notes payable on the Company’s condensed consolidated balance sheet. Legal and consulting fees are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the notes liability, consistent with debt discounts. Debt discounts, issuance costs and the final payment are being amortized or accreted as interest expense over the term of the loan using the effective interest method.
In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase an aggregate of 97,680 shares of the Company's common stock at an exercise price of $4.095 per share. The Company recorded $0.3 million for the warrants as debt discount within notes payable and an increase to additional paid-in capital on the Company’s condensed consolidated balance sheet. As of June 30, 2016, the warrants remained outstanding and exercisable. The debt discount is being amortized as interest expense over the term of the Term Loan Facility using the effective interest method.
The Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries, except that the collateral does not include any intellectual property held by the Company or its subsidiary. However, the Company has agreed not to encumber any of the intellectual property of the Company or its subsidiary. The Loan Agreement contains customary representations, warranties and covenants by the Company, and customary indemnification obligations and events of default. The Company was in compliance with all covenants set forth in the Loan Agreement as of June 30, 2016.
The Company recorded interest expense related to the Term Loan Facility of $0.3 million for the three months ended June 30, 2016, and $0.6 million for the six months ended June 30, 2016. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payments, is 11.72%.

Future minimum payments under the Loan Agreement as of June 30, 2016 are as follows (in thousands):

Years ending December 31:
2016 (Remaining Six Months)	$414
2017	3,839
2018	4,442
2019	3,261
Total future minimum payments	11,956
Less amount representing interest	1,956
Notes payable, gross	10,000
Unamortized discount on notes payable	(397)
Notes payable, balance	9,603
Less current portion of notes payable	1,021
Non-current portion of notes payable	$8,582
6. Stockholders' Equity
On May 15, 2015, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $25.0 million from time to time through an “at the market” equity program under which Cowen acts as sales agent.
During the six months ended June 30, 2016, the Company sold an aggregate of 1,132,390 shares of common stock under the Sales Agreement, at an average price of approximately $2.77 per share, for gross proceeds of $3.1 million and net proceeds of $3.0 million after deducting commissions and other transactions costs. During the six months ended June 30, 2015, the Company sold 135,562 shares of common stock under the Sales Agreement, at an average price of approximately

$3.79 per share for gross proceeds of $0.5 million and net proceeds of $0.4 million after deducting commissions and other transactions costs.
As of June 30, 2016, $18.1 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
7. Stock-Based Compensation
The Company’s stock option activity and related information for the six months ended June 30, 2016 was as follows (in thousands, except share and per share data):

				Weighted-avg.
	Shares		Weighted-avg.	Remaining	Aggregate
	Available	Stock Options	Exercise Price	Contractual	Intrinsic
	for Grant	Outstanding	Per Share	Life (in Years)	Value

Balance at December 31, 2015	1,299,301	2,429,511	$7.00	8.01	$287
Additional shares authorized	1,400,000
Stock options granted	(1,537,000)	1,537,000	$2.94
Stock options canceled	220,978	(220,978)	$6.98
Stock options exercised	—	(11,969)	$0.92
Balance at June 30, 2016	1,383,279	3,733,564	$5.35	8.26	$105

At June 30, 2016:
Vested and expected to vest		3,595,695	$5.41	8.22	$105
Exercisable		1,381,095	$7.50	7.50	$105
The aggregate intrinsic value of options exercised under all option plans was $25,000 for the six months ended June 30, 2016 determined as of the date of option exercise. No options were exercised during the six months ended June 30, 2015.
The Company recognized stock-based compensation expense within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$171	$56	$377	$265
General and administrative	888	881	1,788	1,637
Total	$1,059	$937	$2,165	$1,902
The above table includes stock compensation expense for consultants of $9,000 and $19,000 for the three and six months ended June 30, 2016, respectively. Stock compensation expense for consultants was insignificant for the three and six months ended June 30, 2015.
At June 30, 2016, there were 136,000 unvested options outstanding with performance conditions related to the achievement of certain clinical milestones. During the three and six months ended June 30, 2016, no expense was recorded for the performance-based options as it was not yet probable that such milestones would be met.
In April 2016, the Company’s board of directors approved an amendment and restatement of the Company’s Fourth Amended and Restated 2011 Stock Option and Incentive Plan (the “2011 Plan”) to, among other things, increase the maximum number of shares that may be issued under the 2011 Plan from 3,602,328 to 5,002,328 shares. The amendment and restatement of the 2011 Plan was approved by the Company’s stockholders on June 14, 2016.
As of June 30, 2016, there was unrecognized stock compensation expense of $7.6 million related to stock options. The Company expects to recognize those costs over a weighted average period of 2.30 years.

Stock-based compensation expense for stock options is estimated at the grant date based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of all stock options granted was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected dividend yield	—	—	—	—
Risk-free interest rates	1.25% -1.47%	1.65% - 2.08%	1.25% - 1.97%	1.52% - 2.08%
Expected term in years	4.41 - 8.14	5.49 - 8.06	4.41 - 8.14	5.49 - 8.06
Expected volatility	74% - 94%	78% - 92%	74% - 94%	78% - 92%
On January 6, 2016, the Company granted certain of its executive officers non-qualified stock options to purchase 206,625 shares of the Company’s common stock that vest on a monthly basis in equal installments over 48 months following the grant date if the Company's stock price equals or exceeds $6.00 for 20 consecutive trading days on or before June 30, 2017. The options expire ten years from the date of the grant.
The weighted-average fair values of these options was determined using a Monte Carlo simulation model incorporating the following assumptions:

Six Months Ended June 30, 2016
Expected dividend yield	—
Risk-free interest rates	1.82% - 2.05%
Expected term in years	6.02 - 8.00
Expected volatility	77% - 89%
Weighted-average fair value per share	1.33 - 1.42
The estimated expense for these awards is being recognized on an accelerated basis over the estimated requisite service period, with no adjustments in the future periods based upon the Company's actual common stock price. The Company recorded $29,000 and $91,000 during the three months and six months ended June 30, 2016, respectively, of share-based compensation expense in connection with the market condition stock option awards described above.
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
The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net loss	$(7,103)	$(6,221)	$(14,617)	$(12,872)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	21,552,089	19,772,345	21,248,027	19,759,923
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.33)	$(0.31)	$(0.69)	$(0.65)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as the effect of their inclusion would have been considered anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common stock warrants	1,026,249	931,942	1,026,249	932,237
Common stock options	3,681,401	2,020,872	3,655,965	2,029,911
Total	4,707,650	2,952,814	4,682,214	2,962,148

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
We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial to evaluate the safety and efficacy of intravenous administration of OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. In March 2015, an independent data monitoring committee, or DMC, conducted an interim analysis, reporting that the trial was not futile and that no clinically significant safety concerns were observed. In addition, the DMC recommended that we continue the trial and increase target enrollment from 140 patients to approximately 230 patients. This sample size recommendation allows the trial to maintain 80% statistical power to observe the treatment effect at the conclusion of the trial that was observed by the DMC at the time of the interim analysis. The trial is currently being conducted in approximately 100 sites worldwide and as of July 29, 2016, approximately 195 patients have been enrolled in total. We expect to complete enrollment in the fourth quarter of 2016 and announce topline data in the first quarter of 2017.
We are also developing an oral form of OCR-002 with the goal of providing continuity of care for HE patients post discharge in order to prevent subsequent episodes of acute HE. In the fourth quarter of 2015, we completed a Phase 1 clinical trial with oral formulations of OCR-002 in healthy subjects. This open label, single-dose, five treatment, five-period crossover trial evaluated the pharmacokinetic, or pK, safety and tolerability of three prototype, extended-release oral formulations of OCR-002 compared to an immediate release oral solution of OCR-002 and the FDA approved ammonia-lowering agent, glycerol phenylbutyrate (RAVICTI®). Glycerol phenylbutyrate is a pre-pro-drug of phenylacetate, or PAA, a component of OCR-002. The results of this trial demonstrated a robust, extended-release pattern for all three pilot OCR-002 extended-release formulations, with mean plasma phenylacetate concentrations exceeding those achieved with RAVICTI® at all time points for at least 12 hours post-dose. In addition, the concentration of phenylacetylglutamine, or PAGN, the end-product responsible for clearing ammonia, was greater in both plasma and urine for all three OCR-002 extended-release dosage forms than RAVICTI® at an approximately equivalent molar PAA dose. Based on the strength of these results and the prior clinical proof of concept established with RAVICTI® in preventing recurrent HE in patients suffering from liver cirrhosis and a prior history of HE, we plan to continue development of oral OCR-002 and expect to initiate a two-part Phase 1 clinical trial in patients with cirrhosis in the third quarter of 2016. Part 1 will evaluate the pK and bioavailability of a single oral dose of OCR-002 in cirrhotic patients dosed under certain conditions. Part 2 is expected to be a multi-dose study which will include the evaluation of steady state pK and the formation of PAGN. We expect enrollment in Part 1 to begin in the third quarter of 2016 with data anticipated by year-end 2016. We expect to complete Part 2 of this study, with data available, in the first half of 2017.
In 2012, we completed a Phase 1 pK and safety clinical trial of the intravenous form of OCR-002. A Phase 2a investigator-sponsored trial in Spain evaluated OCR-002 in patients with upper gastrointestinal bleeding associated with liver cirrhosis. These patients tend to have elevated ammonia levels because they swallow blood, which produces more ammonia as it is digested. In the first part of this trial, a 10-patient open label safety cohort, OCR-002 was shown to lower ammonia when administered as a continuous intravenous infusion of up to 10 grams per 24 hours. In February 2015, we announced the preliminary topline results of the second part of this trial, which was a randomized, placebo-controlled cohort of 38 patients. The data showed that over the first 12 hours of dosing, OCR-002 lowered ammonia by 19.6% compared to 3.2% in the placebo group, but this difference did not reach statistical significance. A statistically significant difference in urinary excretion of ammonia, as measured by PAGN, was observed and OCR-002 demonstrated a favorable safety profile and appeared to be well tolerated.
In addition, there is an investigator-sponsored Phase 2a clinical trial being conducted by the National Institutes of Health, or NIH, to evaluate the safety and pK of OCR-002 in patients with hyperammonemia and HE due to acute liver failure or injury. In November 2015, the NIH announced preliminary pK data on 24 patients and concluded that OCR-002 was safe and well-tolerated at the levels administered, up to 10 grams per 24 hours. A correlation was observed between the doses administered and the drug levels seen in the blood, but even at the 10 gram dose, the investigators deemed the exposure of the drug to be below the desired range. As a result, they are now enrolling an additional 12 patients at a higher dose of 20 grams per 24 hours and expect to complete enrollment in the third quarter of 2016. Data is expected to be available from this trial in late 2016 or early 2017.
Our strategy is to focus clinical development activities on the intravenous form of OCR-002 to treat acute HE in hospitalized patients and on the oral form of OCR-002, which will be directed to chronic care of HE patients.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to each of our critical accounting areas. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within our Annual Report on Form 10-K for the year ended December 31, 2015. For the six months ended June 30, 2016, there have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.
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

Results of Operations
Three Months and Six Months Ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2016	2015		2016	2015

Royalty revenue	$26	$43	$(17)	59	$74	(15)
Operating expenses:
Research and development	3,909	3,417	492	8,656	7,815	841
General and administrative	2,970	2,832	138	5,524	5,088	436
Amortization of intangibles	—	41	(41)	—	82	(82)
Total operating expenses	6,879	6,290	589	14,180	12,985	1,195
Total other income (expense)	(250)	26	(276)	(496)	39	(535)
Net loss	$(7,103)	$(6,221)	$(882)	$(14,617)	$(12,872)	$(1,745)
Revenues
We generated $26,000 in royalty revenue for the three months ended June 30, 2016 compared to $43,000 in royalty revenue for the three months ended June 30, 2015. We generated $59,000 in revenue for the six months ended June 30, 2016 compared to $74,000 in revenue for the six months ended June 30, 2015. The revenue in both periods was attributable to a license agreement that we acquired from Tranzyme in connection with the Merger.
Costs and Expenses
Research and Development Expenses
Our research and development expenses increased by $0.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in expenses was primarily due to an increase in headcount and related costs.
Our research and development expenses increased by $0.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in expenses was primarily due to an increase in headcount and related costs.
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
Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, we cannot reasonably estimate the cost to complete projects and development timelines for their completion. Enrollment in clinical trials might be delayed or occur faster than anticipated for reasons beyond our control, requiring additional cost and time or accelerating spending. Results from clinical trials might not be favorable, or might require us to perform additional unplanned clinical trials, accelerating spending, requiring additional cost and time, or resulting in termination of the project. Regulatory reviews can also be delayed. Process development and manufacturing scale-up for production of clinical and commercial product supplies might take longer and cost more than our forecasts. As a result, clinical development and regulatory programs are subject to risks and changes that might significantly impact cost projections and timelines. We will need to raise significant additional capital to advance the development and commercialization of OCR-002, which may include entering into strategic alliances.
General and Administrative Expenses
Our general and administrative expenses increased by $0.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in general and administrative expenses was primarily due to an increase in our costs associated with professional outside services fees.

Our general and administrative expenses increased by $0.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in general and administrative expenses was primarily due to an increase in our costs associated with professional outside services fees and an increase in stock based compensation expense.
We expect that our general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio and potentially expand our infrastructure.
Other Income (Expense)
Our net other expense increased by $0.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was primarily due to an increase in interest expense and amortization of debt issuance costs on notes payable of $0.3 million related to the debt facility that closed in the third quarter of 2015.
Our net other expense increased by $0.5 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. This increase was primarily due to an increase in interest expense and amortization of debt issuance costs on notes payable of $0.6 million related to the debt facility that closed in the third quarter of 2015, partially offset by interest income earned on our investment portfolio.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash flow from:
Operating activities	$(10,851)	$(10,148)
Investing activities	6,130	7,978
Financing activities	2,993	413
Net decrease in cash and cash equivalents	$(1,728)	$(1,757)
Comparison of the Six Months Ended June 30, 2016 and 2015
The primary use of cash in operating activities for the six months ended June 30, 2016 was the result of our net loss from operations of $14.6 million partially offset by changes in working capital of $1.4 million and non-cash charges of $2.3 million including stock-based compensation expense, accretion of premiums on investment in marketable securities and amortization of debt discount. The primary use of cash in continuing operating activities for the six months ended June 30, 2015 was the result of our net loss from continuing operations of $12.9 million partially offset by changes in working capital of $0.5 million and non-cash charges of $2.3 million including share-based compensation expense, accretion of premiums on investment securities and amortization of intangibles.
Cash provided by investing activities for the six months ended June 30, 2016 consisted of $9.9 million of proceeds from investment maturities partially offset by purchases of investments of $3.8 million. Cash provided by investing activities for the six months ended June 30, 2015 consisted of $26.0 million of proceeds from investment maturities partially offset by purchases of investments of $18.0 million.
Cash provided by financing activities for the six months ended June 30, 2016 consisted of proceeds from the issuance of common stock pursuant to the “at the market” equity program of $3.0 million. Net cash provided by financing activities for the six months ended June 30, 2015 consisted of $0.4 million in proceeds from the issuance of common stock pursuant to the “at the market” equity program that was initiated during second quarter of 2015.
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

The Term Loan Facility is secured by substantially all of our assets and the assets of Ocera Subsidiary, Inc., except that the collateral does not include any intellectual property held by us or Ocera Subsidiary. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiary. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses we currently engage in or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; enter into any material transactions with any affiliates, with certain exceptions; make payments on any subordinated debt; and permit certain of our subsidiaries to maintain, own or otherwise hold any material assets or conduct any business operations other than as disclosed to the Lenders. In addition, subject to certain exceptions, we and Ocera Subsidiary are required to maintain with Silicon Valley Bank their respective primary deposit accounts, securities accounts and commodity accounts.
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
On May 15, 2015, we filed a shelf registration statement on Form S-3 under which we may offer shares of our common stock and preferred stock, various series of warrants to purchase common stock or preferred stock and debt securities, either individually or in units, in one or more offerings, up to a total dollar amount of $150.0 million. On May 15, 2015, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock for which we included a prospectus to our shelf registration statement on Form S-3, having aggregate sales proceeds of up to $25.0 million from time to time, through an “at the market” equity program under which Cowen acts as sales agent. During the six month period ended June 30, 2016, we sold an aggregate of 1,132,390 shares of common stock under the Sales Agreement, at an average sale price of approximately $2.77 per share for gross proceeds of $3.1 million and net proceeds of $3.0 million after deducting commissions and other transactions costs. As of June 30, 2016, $18.1 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
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
Contractual Obligations
The following table summarizes our future contractual obligations as of June 30, 2016 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Note payable obligations, including interest (1)	$414	$8,281	$3,261	$—	$11,956
Operating lease obligations	$222	$325	$8	$—	$555
Other non-cancellable commitments (2)	$153	$—	$—	$—	$153
Total	$789	$8,606	$3,269	$—	$12,664
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
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

10.1†
Ocera Therapeutics, Inc. Fourth Amended and Restated 2011 Stock Option and Incentive Plan, together with forms of award agreements (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2016).

10.2*	Third Amendment to Lease Agreement dated May 16, 2016 by and between James Campbell, LLC and the Company.

10.3†
Amended and Restated Employment Agreement dated as of April 8, 2016 by and between the Company and Linda Grais (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 3, 2016).

10.4†
Amended and Restated Employment Agreement dated as of April 8, 2016 by and between the Company and Gaurav Aggarwal (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated May 3, 2016).

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
+Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	August 4, 2016	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer

Date:	August 4, 2016	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer and Treasurer