Form 10-Q
period 2016-09-30
Ocera Therapeutics, Inc.
filed 2016-11-02
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock as of October 31, 2016 was 23,143,938.

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
These forward-looking statements include, but are not limited to, statements about:

•	the number, timing, design, results and implementation of our clinical trials and nonclinical activities for OCR-002 and the timing of the availability of data from these trials and activities;

•	our ability to enroll patients, and the timing of enrollment, in our clinical trials, including our Phase 2b clinical trial of OCR-002;

•	our ability to obtain U.S. and foreign regulatory approval for OCR-002 and the ability of OCR-002 to meet existing or future regulatory standards;

•	the progress, timing and amount of expenses associated with our research, development and commercialization activities for OCR-002;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the therapeutic benefits, effectiveness and safety of OCR-002;

•	the commercial success and market acceptance of OCR-002, if approved;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by OCR-002;

•	our ability to manufacture sufficient amounts of OCR-002 for clinical trials and commercialization activities;

•	our ability to comply with the covenants in our credit facility or access additional proceeds under the credit facility;

•	our intention to seek, and our ability to establish strategic collaborations or partnerships for the development or sale of OCR-002 and the effectiveness of such collaborations or partnerships;

•	our expectations as to future financial performance, cash and expense levels and liquidity sources; and

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

OCERA THERAPEUTICS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Ocera Therapeutics, Inc. Condensed Consolidated Balance Sheets (In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,215	$35,921
Short-term investments, available-for-sale	3,249	7,415
Prepaid expenses and other current assets	773	686
Total current assets	33,237	44,022
Property and equipment, net	63	94
Deposits	36	26
Goodwill	595	595
Total assets	$33,931	$44,737

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,055	$701
Accrued liabilities	3,255	3,133
Notes payable - short term	1,963	—
Total current liabilities	7,273	3,834
Notes payable - long term	7,689	9,508
Other liabilities	123	1
Total liabilities	15,085	13,343
Stockholders' equity:
Preferred stock - $0.00001 par value, 5,000,000 shares authorized and no shares issued or outstanding.	—	—
Common stock - $0.00001 par value, 100,000,000 shares authorized, 23,075,831 issued and outstanding at September 30, 2016 and 20,695,160 shares issued and outstanding at December 31, 2015.	—	—
Additional paid-in capital	172,022	162,832
Accumulated other comprehensive loss	(1)	(5)
Accumulated deficit	(153,175)	(131,433)
Total stockholders' equity	18,846	31,394
Total liabilities and stockholders' equity	$33,931	$44,737

See the accompanying notes to the unaudited condensed consolidated financial statements.

Ocera Therapeutics, Inc. Condensed Consolidated Statements of Operations and Comprehensive Loss (In Thousands, Except Share and Per Share Amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Royalty revenue	$38	$35	$97	$109
Operating expenses:
Research and development	4,283	4,235	12,939	12,050
General and administrative	2,618	2,372	8,142	7,460
Amortization of intangibles	—	41	—	123
Total operating expenses	6,901	6,648	21,081	19,633
Other (expense) income:
Interest and other income	20	23	83	71
Interest and other expense	(282)	(203)	(841)	(213)
Other (expense) income, net	(262)	(180)	(758)	(142)
Net loss from continuing operations	(7,125)	(6,793)	(21,742)	(19,666)
Net income from discontinued operations (See Note 8)	—	219	—	219
Net loss	$(7,125)	$(6,574)	$(21,742)	$(19,447)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.32)	$(0.34)	$(1.01)	$(0.99)
Net income per share from discontinued operations, basic and diluted	—	0.01	—	0.01
Net loss per share, basic and diluted	$(0.32)	$(0.33)	$(1.01)	$(0.98)
Weighted average number of shares used to compute net loss per share of common stock, basic and diluted	22,096,610	20,183,939	21,532,953	19,902,815

Comprehensive loss:
Net loss	$(7,125)	$(6,574)	$(21,742)	$(19,447)
Unrealized (loss) gain on investments	(1)	4	4	30
Comprehensive loss	$(7,126)	$(6,570)	$(21,738)	$(19,417)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Ocera Therapeutics, Inc. Condensed Consolidated Statements of Cash Flows (In Thousands) (unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(21,742)	$(19,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income from discontinued operations	—	(219)
Depreciation	34	23
Amortization of intangibles	—	123
Stock-based compensation	3,168	2,860
Amortization of premium on marketable securities	40	321
Amortization of debt discount	144	31
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(97)	354
Accounts payable	1,354	73
Accrued and other liabilities	244	531
Net cash used in continuing operating activities	(16,855)	(15,350)
Net cash provided by discontinued operating activities	—	219
Net cash used in operating activities	(16,855)	(15,131)
Investing activities
Purchases of property and equipment	(3)	(71)
Purchases of marketable securities	(7,004)	(23,320)
Proceeds from maturities of marketable securities	11,134	38,952
Deposits on equipment	—	(18)
Net cash provided by investing activities	4,127	15,543
Financing activities
Proceeds from sale of common stock, net of underwriting discounts and issuance cost	5,996	2,480
Proceeds from notes payable, net	—	9,748
Proceeds from exercise of common stock options	26	—
Net cash provided by financing activities	6,022	12,228
Net (decrease) increase in cash and cash equivalents	(6,706)	12,640
Cash and cash equivalents—beginning of period	35,921	10,127
Cash and cash equivalents—end of period	$29,215	$22,767
Supplemental disclosures of cash flow information
Cash paid for interest	$621	$71
Supplemental schedule of noncash investing and financing activities
Fair value of warrants issued in connection with notes payable	$—	$317
Issuance costs related to at the market equity program in accounts payable and accrued expenses	$—	$23
Unrealized gain on investments	$4	$30

See the accompanying notes to the unaudited condensed consolidated financial statements.

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
The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. As of September 30, 2016, the Company has incurred losses since inception of $153.2 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues its efforts to develop and commercialize OCR-002 and as it expands its corporate infrastructure. Based on the Company's current operating plan, the Company believes its working capital is sufficient to fund its operations through at least the next twelve months.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiary have been prepared in accordance with United States of America generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This quarterly report should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Recent Accounting Pronouncements
Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board (the "FASB"), or other standards setting bodies that the Company adopts by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on the Company's condensed consolidated financial statements upon adoption.
Recent Accounting Updates Not Yet Effective
In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments, which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments. This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year in which the amendments are effective, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), Compensation - Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for the Company beginning in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In March and April 2016, the FASB issued ASU 2016-08 Revenue From Contracts With Customers: Principal vs. Agent Considerations and ASU 2016-10 Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing to provide supplemental adoption guidance and clarification to ASU 2014-09. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.

3. Fair Value Measurements
Financial assets and liabilities are recorded at fair value. The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued liabilities and deferred revenue, approximate their fair value due to their short maturities. Short-term and long-term debt are reported at their respective amortized cost on its condensed consolidated balance sheets. The remaining financial instruments are reported on its condensed consolidated balance sheets at amounts that approximate current fair values.
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2016, and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions:
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
None of the Company’s non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between fair value hierarchy levels have occurred during the periods presented.
Assets measured at fair value on a recurring basis as of September 30, 2016 consisted of the following (in thousands):

	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$28,599	$28,599	$—	$—
Commercial paper	1,493	—	1,493	—
Corporate debt securities	3,008	—	3,008	—
	$33,100	$28,599	$4,501	$—
Assets measured at fair value on a recurring basis as of December 31, 2015 consisted of the following (in thousands):

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$34,806	$34,806	$—	$—
Corporate debt securities	7,415	—	7,415	—
	$42,221	$34,806	$7,415	$—

The Company estimates the fair value of commercial paper and corporate debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment or default projections based on historical data; and other observable inputs.

The estimated fair value of the Company's notes payable, considering level 2 inputs, approximates their carrying value based upon the borrowing terms and conditions currently available to the Company.
4. Balance Sheet Components
Investments in Marketable Securities
The following table summarizes the Company's available for sale investments as of September 30, 2016 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	1 or less	$1,493	$—	$—	$1,493
Corporate debt securities	1 or less	1,757	—	(1)	1,756
Total short-term investments		$3,250	$—	$(1)	$3,249
The following table summarizes the Company's available for sale investments as of December 31, 2015 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	1 or less	$7,420	$—	$(5)	$7,415
Total short-term investments		$7,420	$—	$(5)	$7,415
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
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Clinical trials	$2,152	$1,666
Compensation and related expenses	832	993
Professional services	194	319
Interest expense and other	77	155
Total accrued liabilities	$3,255	$3,133
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
The annual interest rate for the initial $10.0 million funding is 8.275%, and the interest rate for the second tranche will be fixed upon drawdown at an annual rate that is greater of 8.275% or 8.085% plus the 30-day U.S. LIBOR rate. Loan payments are interest-only until February 1, 2017, followed by 30 equal monthly payments of principal and interest through the scheduled maturity date of August 1, 2019 if the second tranche is not drawn. If the second tranche is drawn, the interest-only period continues to August 1, 2017, followed by 24 equal monthly payments. In addition, a final payment equal to 3% of the aggregate amount drawn will be due at maturity or on earlier repayment. If the Company prepays all or a portion of the loans, a prepayment fee of between 1% and 3% of the principal amount prepaid will also be due depending on the timing of the prepayment.
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
In connection with the Loan Agreement, the Company issued the Lenders warrants to purchase an aggregate of 97,680 shares of the Company's common stock at an exercise price of $4.095 per share. The Company recorded $0.3 million for the warrants as debt discount within notes payable and an increase to additional paid-in capital on the Company’s condensed consolidated balance sheet. As of September 30, 2016, the warrants remained outstanding and exercisable. The debt discount is being amortized as interest expense over the term of the Term Loan Facility using the effective interest method.
The Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries, except that the collateral does not include any intellectual property held by the Company or its subsidiary. However, the Company has agreed not to encumber any of the intellectual property of the Company or its subsidiary. The Loan Agreement contains customary representations, warranties and covenants by the Company, and customary indemnification obligations and events of default. The Company was in compliance with all covenants set forth in the Loan Agreement as of September 30, 2016.
The Company recorded interest expense related to the Term Loan Facility of $0.3 million for the three months ended September 30, 2016, and $0.8 million for the nine months ended September 30, 2016. The Company recorded $0.2 million of interest expense for the three and the nine months ended September 30, 2015. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payments, is 11.72%.
Future minimum payments under the Loan Agreement as of September 30, 2016 are as follows (in thousands):

Years ending December 31:
2016 (remaining three months)	$207
2017	3,839
2018	4,442
2019	3,261
Total future minimum payments	11,749
Less amount representing interest	1,749
Notes payable, gross	10,000
Unamortized discount on notes payable	(348)
Notes payable, balance	9,652
Less current portion of notes payable	1,963
Non-current portion of notes payable	$7,689
6. Stockholders' Equity
On May 15, 2015, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $25.0 million from time to time through an “at the market” equity program under which Cowen acts as sales agent.
During the nine months ended September 30, 2016, the Company sold an aggregate of 2,340,980 shares of common stock under the Sales Agreement, at an average price of approximately $2.68 per share, for gross proceeds of $6.3 million and net proceeds of $6.0 million after deducting commissions and other transactions costs. During the nine months ended September 30, 2015, proceeds from issuance of common stock under the Sales Agreement were $2.5 million after deducting commissions and other transaction costs.
As of September 30, 2016, $15.0 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
In September 2016, the Company issued 15,753 shares of common stock pursuant to the cashless exercise of certain warrants at an exercise price of $0.67 price per share.

7. Stock-Based Compensation
The Company’s stock option awards activity and related information for the nine months ended September 30, 2016 were as follows (in thousands, except share and per share data):

				Weighted-avg.
	Shares		Weighted-avg.	Remaining	Aggregate
	Available	Stock Options	Exercise Price	Contractual	Intrinsic
	for Grant	Outstanding	Per Share	Life (in Years)	Value

Balance at December 31, 2015	1,299,301	2,429,511	$7.00	8.01	$287
Additional shares authorized	1,400,000	—
Stock options granted	(1,537,000)	1,537,000	$2.94
Stock options canceled	354,951	(354,951)	$7.00
Stock options exercised	—	(23,938)	$1.09
Balance at September 30, 2016	1,517,252	3,587,622	$5.30	7.88	$230

At September 30, 2016:
Vested and expected to vest		3,474,777	$5.36	7.84	$228
Exercisable		1,532,114	$7.16	6.48	$187
The aggregate intrinsic value of options exercised under all option plans was $42,000 for the nine months ended September 30, 2016 determined as of the date of option exercise. No options were exercised during the nine months ended September 30, 2015.
The Company recognized stock-based compensation expense within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$139	$192	$516	$456
General and administrative	864	766	2,652	2,404
Total	$1,003	$958	$3,168	$2,860
At September 30, 2016, there were 111,000 unvested options outstanding with performance conditions related to the achievement of certain clinical milestones. During the three and nine months ended September 30, 2016, stock-based compensation expense recorded for theses performance-based options was insignificant to the interim condensed consolidated financial statements.

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
As of September 30, 2016, there was unrecognized stock-based compensation expense of $6.2 million related to stock options. The Company expects to recognize those costs over a weighted average period of 2.16 years.
Stock-based compensation expense for stock options is estimated at the grant date based on the fair value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of all stock options granted was estimated using the following ranges of weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected dividend yield	—	—	—	—
Risk-free interest rates	0.59% - 1.39%	1.59% - 1.64%	0.59% - 1.97%	1.52% - 2.08%
Expected term in years	0.95 - 4.43	5.52 - 6.08	0.95 - 8.14	5.49 - 8.06
Expected volatility	73% - 87%	78% - 80%	73% - 94%	78% - 92%
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
The fair values of these options were determined using a Monte Carlo simulation model incorporating the following ranges of weighted-average assumptions:

Nine Months Ended September 30, 2016
Expected dividend yield	—
Risk-free interest rates	1.82% - 2.05%
Expected term in years	6.02 - 8.00
Expected volatility	77% - 89%
Weighted-average fair value per share	1.33 - 1.42
The estimated expense for these awards is being recognized on an accelerated basis over the estimated requisite service period, with no adjustments in the future periods based upon the Company's actual common stock price. The Company recorded $0.1 million in stock-based compensation expense during the nine months ended September 30, 2016 in connection with such awards. Stock-based compensation expense related to these awards was insignificant during the three months ended September 30, 2016.

8. Discontinued Operations

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

In 2014, the Company completed its obligations under the Technology Transfer and License Agreement with Genentech and Roche and recognized a gain on disposal of assets of $1.1 million within discontinued operations. There was $0.2 million in income recorded in discontinued operations for the three and nine months ended September 30, 2015 that relates to certain foreign research credits received.
9. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities which include warrants and outstanding stock options have been excluded from the computation of diluted net loss per share as the effect of their inclusion would be anti-dilutive. For all periods presented, diluted and basic net loss per share were identical due to the Company’s net loss position.
The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net loss from continuing operations	$(7,125)	$(6,793)	$(21,742)	$(19,666)
Net income from discontinued operations	—	219	—	219
Net loss	$(7,125)	$(6,574)	$(21,742)	$(19,447)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	22,096,610	20,183,939	21,532,953	19,902,815
Net loss per share of common stock, basic and diluted
Net loss per share from continuing operations	$(0.32)	$(0.34)	$(1.01)	$(0.99)
Net income per share from discontinued operations	—	0.01	—	0.01
Net loss per share	$(0.32)	$(0.33)	$(1.01)	$(0.98)
The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as the effect of their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Common stock warrants	1,021,651	997,839	1,024,705	954,345
Common stock options	3,646,426	2,340,054	3,652,762	2,134,428
Total	4,668,077	3,337,893	4,677,467	3,088,773
The Company has utilized the control number concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Therefore, no dilutive effect has been recognized in the calculation of income from discontinued operations per share for the three and nine months ended September 30, 2015.

10. Subsequent Events
Pursuant to the Company's "at the market" equity program, since September 30, 2016, the Company has sold an aggregate of 68,107 shares of common stock under the Sales Agreement at an average price of approximately $2.60 per share for gross proceeds of approximately $0.2 million.

In September 2014, the Company entered into an asset license and purchase agreement for the sale and license of ulimorelin (the “Lyric Agreement”), the former lead compound of Tranzyme, to Lyric Pharmaceuticals, Inc. (“Lyric”).  In October 2016, Lyric achieved a milestone under the Lyric Agreement, and accordingly, the Company will record $0.1 million in related milestone revenue during the fourth quarter of 2016.

In October 2016, the Company assigned its rights to certain non-core intellectual property acquired in the Merger with Tranzyme to GE Healthcare Dharmacon, Inc. (“GE”), formerly known as Open Biosystems, Inc.  In connection with the assignment, the Company’s existing license and marketing agreement with GE terminated and all future royalty payments payable from GE to the Company will cease.  In consideration for the assignment, the Company will receive a one-time payment of $0.5 million from GE.
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
We are currently conducting a randomized, placebo-controlled double blind Phase 2b clinical trial to evaluate the safety and efficacy of intravenous administration of OCR-002 in reducing the severity of HE symptoms among hospitalized HE patients. In March 2015, an independent data monitoring committee, or DMC, conducted an interim analysis, reporting that the trial was not futile and that no clinically significant safety concerns were observed. In addition, the DMC recommended that we continue the trial and increase target enrollment from 140 patients to approximately 230 patients. This sample size recommendation allows the trial to maintain 80% statistical power to observe the treatment effect at the conclusion of the trial that was observed by the DMC at the time of the interim analysis. The trial is currently being conducted in approximately 100 sites worldwide and as of October 31, 2016, over 220 patients have been enrolled in total. We expect to complete enrollment in the fourth quarter of 2016 and announce topline data in the first quarter of 2017.
We are also developing an oral form of OCR-002 with the goal of providing continuity of care for HE patients post discharge in order to prevent subsequent episodes of acute HE. In the fourth quarter of 2015, we completed a Phase 1 clinical trial with oral formulations of OCR-002 in healthy subjects. This open label, single-dose, five treatment, five-period crossover trial evaluated the pharmacokinetic, or pK, safety and tolerability of three prototype, extended-release oral formulations of OCR-002 compared to an immediate release oral solution of OCR-002 and the FDA approved ammonia-lowering agent, glycerol phenylbutyrate (RAVICTI®). Glycerol phenylbutyrate is a pre-pro-drug of phenylacetate, or PAA, a component of OCR-002. The results of this trial demonstrated a robust, extended-release pattern for all three pilot OCR-002 extended-release formulations, with mean plasma phenylacetate concentrations exceeding those achieved with

RAVICTI® at all time points for at least 12 hours post-dose. In addition, the concentration of phenylacetylglutamine, or PAGN, the end-product responsible for clearing ammonia, was greater in both plasma and urine for all three OCR-002 extended-release dosage forms than RAVICTI® at an approximately equivalent molar PAA dose. Based on the strength of these results and the prior clinical proof of concept established with RAVICTI® in preventing recurrent HE in patients suffering from liver cirrhosis and a prior history of HE, we plan to continue development of oral OCR-002. In September 2016 we initiated part one of a two-part Phase 1 clinical trial in patients with cirrhosis. Part 1 will evaluate the pK and bioavailability of a single oral dose of OCR-002 in cirrhotic patients dosed under certain conditions. Part 2 is expected to be a multi-dose study which will include the evaluation of steady state pK and the formation of PAGN. Data from Part 1 of this study is expected to be available by year-end 2016. We expect to complete Part 2 of this study, with data available, in the first half of 2017.
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
In addition, the investigator-sponsored Phase 2a clinical trial conducted by the National Institutes of Health, or NIH, to evaluate the safety and pK of OCR-002 in patients with hyperammonemia and HE due to acute liver failure or injury, was completed in September 2016. In November 2015, the NIH announced preliminary pK data on 24 patients and concluded that OCR-002 was safe and well-tolerated at the levels administered, up to 10 grams per 24 hours. A correlation was observed between the doses administered and the drug levels seen in the blood, but even at the 10 gram dose, the investigators deemed the exposure of the drug to be below the desired range. In September 2016, the NIH completed enrollment of an additional 12 patients at a higher dose of 20 grams per 24 hours. No drug-related serious adverse events were observed in this study and all doses were well tolerated. In addition, therapeutic serum levels of PAA were achieved at infusion rates of OCR-00 20g/24hrs, resulting in considerable ammonia excretion in urine as PAGN, even in patients with non-oliguric renal failure. Additional data from this study is expected to be available by the end of 2016.
Our strategy is to focus clinical development activities on the intravenous form of OCR-002 to treat acute HE in hospitalized patients and on the oral form of OCR-002, which will be directed to chronic care of HE patients.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to each of our critical accounting areas. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within our Annual Report on Form 10-K for the year ended December 31, 2015. For the nine months ended September 30, 2016, there have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.
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

Results of Operations
Three Months and Nine Months Ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2016	2015		2016	2015

Royalty revenue	$38	$35	$3	$97	$109	$(12)
Operating expenses:
Research and development	4,283	4,235	48	12,939	12,050	889
General and administrative	2,618	2,372	246	8,142	7,460	682
Amortization of intangibles	—	41	(41)	—	123	(123)
Total operating expenses	6,901	6,648	253	21,081	19,633	1,448
Total other income (expense)	(262)	(180)	(82)	(758)	(142)	(616)
Net loss from continuing operations	(7,125)	(6,793)	(332)	(21,742)	(19,666)	(2,076)
Net income from discontinued operations	—	219	(219)	—	219	(219)
Net loss	$(7,125)	$(6,574)	$(551)	$(21,742)	$(19,447)	$(2,295)
Revenues
We generated $38,000 in royalty revenue for the three months ended September 30, 2016 compared to $35,000 in royalty revenue for the three months ended September 30, 2015. We generated $97,000 in revenue for the nine months ended September 30, 2016 compared to $109,000 in revenue for the nine months ended September 30, 2015. The revenue in all periods was attributable to a license agreement that we acquired from Tranzyme in connection with the Merger.
Costs and Expenses
Research and Development Expenses
Research and development expenses increased marginally during the three months ended September 30, 2016 when compared with the same period in 2015. Research and development expense increased by $0.9 million, during the nine months ended September 30, 2016, as compared to the same period ended in September 30, 2015. The increase was primarily driven by an increase in headcount and related costs.
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
General and Administrative Expenses
Our general and administrative expenses increased by $0.2 million and $0.7 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increases were primarily due to increased personnel-related costs, including stock-based compensation expense, as well as costs associated with professional services fees.

We expect that general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio and potentially expand our infrastructure.
Other Income (Expense)
Our net other expense increased by $0.1 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increases were primarily due to increases in interest expense and amortization of debt issuance costs related to the debt facility that closed in the third quarter of 2015.
Net income from discontinued operations
During the three and nine months ended September 30, 2015, $0.2 million of income was recorded within discontinued operations. This related to certain foreign research credits received in the third quarter 2015.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash flow from:
Continuing operating activities	$(16,855)	$(15,350)
Discontinued operating activities	—	219
Investing activities	4,127	15,543
Financing activities	6,022	12,228
Net decrease in cash and cash equivalents	$(6,706)	$12,640
Comparison of the Nine Months Ended September 30, 2016 and 2015
Cash used in continuing operating activities for the nine months ended September 30, 2016 was attributable to our net loss from operations of $21.7 million partially offset by changes in operating assets and liabilities of $1.5 million and non-cash charges of $3.4 million including stock-based compensation expense, accretion of premiums on investment in marketable securities and amortization of debt discount. Cash used in continuing operating activities for the nine months ended September 30, 2015 was attributable to our net loss from continuing operations of $19.7 million partially offset by changes in operating assets and liabilities of $1.0 million and non-cash charges of $3.4 million including stock-based compensation expense and accretion of premium on investment of securities.
Cash provided by discontinued operating activities for the nine months ended September 30, 2015 primarily reflected certain foreign research credits received.
Cash provided by investing activities for the nine months ended September 30, 2016 consisted of $11.1 million of proceeds from investment maturities partially offset by purchases of investments of $7.0 million. Cash provided by investing activities for the nine months ended September 30, 2015 related to $39.0 million of proceeds from investment maturities partially offset by purchases of investments of $23.3 million.
Cash provided by financing activities for the nine months ended September 30, 2016 consisted of net proceeds from the issuance of common stock pursuant to the “at the market” equity program of $ 6.0 million. Cash provided by financing activities for the nine months ended September 30, 2015 related to net proceeds from the issuance of notes payable of $9.7 million and net proceeds from the issuance of common stock pursuant to the “at the market” equity program of $2.5 million.
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
On May 15, 2015, we filed a shelf registration statement on Form S-3 under which we may offer shares of our common stock and preferred stock, various series of warrants to purchase common stock or preferred stock and debt securities, either individually or in units, in one or more offerings, up to a total dollar amount of $150.0 million. On May 15, 2015, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock for which we included a prospectus to our shelf registration statement on Form S-3, having aggregate sales proceeds of up to $25.0 million from time to time, through an “at the market” equity program under which Cowen acts as sales agent. During the nine month period ended September 30, 2016, we sold an aggregate of 2,340,980 shares of common stock under the Sales Agreement, at an average sale price of approximately $2.68 per share for gross proceeds of $6.3 million and net proceeds of $6.0 million after deducting commissions and other transaction costs. As of September 30, 2016, $15.0 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
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
Our ability to finance operations beyond our current resources will depend heavily on our ability to fully and timely enroll patients and obtain favorable results in clinical trials of OCR-002 and to develop and commercialize OCR-002 successfully. For example, we may not access the second tranche of the Term Loan Facility unless we satisfy the following milestones by December 31, 2016: (a) we have raised proceeds of at least $15.0 million from the sale of equity securities or upfront payments from a partnership agreement and (b) we have achieve positive data from its ongoing Phase 2b clinical trial of OCR-002. Based on our current projections, we do not expect to have topline data from our Phase 2b clinical trial of OCR-002 until the first quarter of 2017. As a result, unless the Term Loan Facility is amended, we may not be able to access the $10.0 million second tranche.
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
Contractual Obligations
The following table summarizes our future contractual obligations as of September 30, 2016 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Note payable obligations, including interest (1)	$207	$8,281	$3,261	$—	$11,749
Operating lease obligations	$111	$325	$8	$—	$444
Other non-cancellable commitments (2)	$218	$—	$—	$—	$218
Total	$536	$8,606	$3,269	$—	$12,411
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
Off-Balance Sheet Arrangements
We do not currently have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under the SEC rules.

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
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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
*Filed herewith
**Furnished herewith
+Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	November 2, 2016	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer

Date:	November 2, 2016	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer and Treasurer