Form 10-Q
period 2017-03-31
Ocera Therapeutics, Inc.
filed 2017-05-09
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission File Number 001-35119
___________________________________________________________
Ocera Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	63-1192270
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

555 Twin Dolphin Drive, Suite 615
Redwood City, CA	94065
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock as of April 30, 2017 was 26,510,051.

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
These forward-looking statements include, but are not limited to, statements about:

•	the timing of our planned meeting with the United States Food and Drug Administration, or FDA, to inform development paths forward for IV OCR-002;

•	our ability to identify a development path forward for OCR-002;

•
any additional studies of OCR-002 that we may be required to conduct in light of the fact our Phase 2b clinical trial did not meet its clinical endpoints, including related cost and timing issues associated with future studies;

•	whether any future studies of OCR-002 we may conduct will demonstrate similar results to our Phase 2b clinical trial;

•	our ability to raise sufficient capital or consummate other strategic transactions to enable the continued development of OCR-002 and our ability to continue as a going concern;

•	our ability to enroll patients, and the timing of enrollment, in our planned Phase 2a clinical trial of oral OCR-002 in cirrhotic patients;

•
the number, timing, design, results and implementation of any additional future clinical trials and nonclinical activities for OCR-002 and the timing of the availability of data from these trials and activities;

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

•
other risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the SEC.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Unless the context requires otherwise, references in this Quarterly Report to “we,” “us” and “our” refer to Ocera Therapeutics, Inc. and its subsidiary.

OCERA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Ocera Therapeutics, Inc. Condensed Consolidated Balance Sheets (In Thousands, Except Share and Per Share Amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,180	$24,611
Short-term marketable securities	—	3,749
Prepaid expenses and other current assets	745	584
Total current assets	25,925	28,944
Property and equipment, net	54	64
Deposits	20	36
Goodwill	595	595
Total assets	$26,594	$29,639

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,228	$1,215
Accrued liabilities	2,694	2,839
Notes payable, short-term (Note 5)	9,148	9,703
Total current liabilities	13,070	13,757
Other liabilities	—	145
Total liabilities	13,070	13,902
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized and no shares issued or outstanding.	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized, 25,962,848 issued and outstanding at March 31, 2017 and 23,600,242 shares issued and outstanding at December 31, 2016.	—	—
Additional paid-in capital	178,535	174,065
Accumulated deficit	(165,011)	(158,328)
Total stockholders' equity	13,524	15,737
Total liabilities and stockholders' equity	$26,594	$29,639

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (In Thousands, Except Share and Per Share Amount)

	Three Months Ended March 31,
	2017	2016
Royalty revenue	$—	$33
Operating expenses:
Research and development	3,904	4,747
General and administrative	2,524	2,554
Total operating expenses	6,428	7,301
Other income (expense):
Interest and other income	27	33
Interest and other expense	(282)	(279)
Other expense, net	(255)	(246)
Net loss	$(6,683)	$(7,514)

Net loss per share:
Net loss per share, basic and diluted	$(0.28)	$(0.36)
Weighted average number of shares used to compute net loss per share of common stock, basic and diluted	24,037,387	20,943,966

Comprehensive loss:
Net loss	$(6,683)	$(7,514)
Unrealized gain on investments	—	6
Comprehensive loss	$(6,683)	$(7,508)

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (In Thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(6,683)	$(7,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	12
Stock-based compensation	951	1,106
Amortization of premiums on marketable securities, net	(1)	22
Amortization of debt discount	50	47
Changes in operating assets and liabilities:
Accounts receivable	—	(34)
Prepaid expenses and other assets	(145)	94
Accounts payable	(17)	544
Accrued liabilities	(594)	498
Net cash used in operating activities	(6,429)	(5,225)
Investing activities
Purchase of marketable securities	—	(3,754)
Maturities of marketable securities	3,750	3,733
Net cash provided by (used in) investing activities	3,750	(21)
Financing activities
Proceeds from sale of common stock, net of underwriting commissions and issuance cost	3,549	1,746
Repayments on notes payable	(301)	—
Proceeds from exercise of common stock options	—	11
Net cash provided by financing activities	3,248	1,757
Net increase (decrease) in cash and cash equivalents	569	(3,489)
Cash and cash equivalents, beginning of period	24,611	35,921
Cash and cash equivalents, end of period	$25,180	$32,432
Supplemental disclosures of cash flow information
Cash paid for interest	$207	$207
Supplemental schedule of non-cash investing and financing activities
Issuance cost related to at the market equity program in accounts payable	$30	$40

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
The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of March 31, 2017, the Company has an accumulated deficit of $165.0 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital as it continues the development and commercialization of OCR-002. The Company's cash and cash equivalents may not be sufficient to fund its operations beyond the second quarter of 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern within twelve months following the date of the filing of this Form 10-Q. The Company's ability to continue as a going concern and finance operations beyond its current resources will depend heavily on the value investors see in the data from previous clinical trials of OCR-002 and favorable results from any future clinical trials of OCR-002 the Company may conduct.
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
The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty related to our ability to continue as a going concern.

2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited condensed consolidated financial statements of the Company and our wholly-owned subsidiary have been prepared in accordance with United States of America generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. For interim reporting the financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end condensed consolidated balance sheets were derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.
Use of Estimates
The preparation of financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board (the "FASB"), or other standards-setting bodies, that the Company adopts by the effective date specified within the standard.
(i) New Accounting Updates Recently Adopted
 In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), Compensation - Stock Compensation. The ASU simplifies several aspects of the accounting for share-based payments, including the income tax consequences, changing the threshold to qualify for equity classification to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. As a result of the adoption of this ASU, the Company recognized additional deferred tax assets of $0.3 million. There was no change to beginning retained earnings for previously unrecognized tax benefits, as the increase to deferred tax assets was fully offset by an increase to the valuation allowance as the Company determined that it was not more likely than not that the Company will realize the benefit of these deferred tax assets. The Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards.
(ii) Recent Accounting Updates Not Yet Effective
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the two-step goodwill impairment test. Under ASU No. 2017-04, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU No. 2017-04 does not amend the optional qualitative assessment of goodwill impairment. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU No. 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019; early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this standard and does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU No. 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company continues to assess the potential impact of this standard, but currently does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for the Company beginning in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In March and April 2016, the FASB issued ASU No. 2016-08 Revenue From Contracts With Customers: Principal vs. Agent Considerations and ASU No. 2016-10 Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing to provide supplemental adoption guidance and clarification to ASU No. 2014-09. The Company plans to adopt this guidance as of January 1, 2018, using the modified retrospective method and is in the process of evaluating its arrangements where it has licensed or sold intellectual property. The Company has not yet completed its full assessment and is not yet able to estimate the anticipated impact to the condensed consolidated financial statements from the application of the new standard.
The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements. Additionally, the adoption of accounting pronouncements in the first quarter of this year did not have an impact on the Company’s consolidated financial position or results of operations.
3. Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2017, and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions:
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
No transfers between levels have occurred during the periods presented.
Assets measured at fair value on a recurring basis as of March 31, 2017 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$25,163	$25,163	$—	$—
The estimated fair value of the Company's notes payable, considering level 2 inputs, approximates their carrying value based upon the borrowing terms and conditions available to the Company at March 31, 2017.
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

4. Balance Sheet Components
Investments
The following table summarizes the Company's cash equivalents as of March 31, 2017 (in thousands):

	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	n/a	$25,163	$—	$—	$25,163
The following table summarizes the Company's cash equivalents and marketable securities as of December 31, 2016 (in thousands):

	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds (1)	n/a	$24,593	$—	$—	$24,593
Commercial paper	1 or less	1,498	—	—	1,498
Corporate debt securities	1 or less	2,251	—	—	2,251
Total cash equivalents and marketable securities		$28,342	$—	$—	$28,342
(1) Money market funds are included in cash and cash equivalents on our condensed consolidated balance sheets.
At each reporting date, the Company reviews its investments for impairment to determine if the unrealized losses are other-than-temporary. There have been no other-than-temporary impairments on these securities as of March 31, 2017 and December 31, 2016. Realized gains or losses on available-for-sale securities were immaterial for the periods presented. The Company does not intend to and believes it is not more likely than not that it will be required to sell these securities before their maturities.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Clinical trials	$1,500	$1,519
Compensation and related expenses	504	1,124
Professional services	123	102
Principal payment due on notes payable	304	—
Interest expense on notes payable	237	69
Other	26	25
Total accrued liabilities	$2,694	$2,839
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
The annual interest rate for the initial $10.0 million funding is 8.275%. Loan payments were interest-only until February 1, 2017, followed by 30 equal monthly payments of principal and interest through the scheduled maturity date of August 1, 2019. In addition, a final payment equal to 3% of the aggregate amount drawn will be due at maturity or on earlier repayment. If the Company prepays all or a portion of the loans, a prepayment fee of between 1% and 3% of the principal amount prepaid will also be due depending on the timing of the prepayment.
The Company received net proceeds of $9.7 million after fees and expenses from the Term Loan Facility. These fees and expenses are being accounted for as a debt discount and classified within notes payable on the Company’s condensed consolidated balance sheets. Related legal and consulting fees are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of notes payable, consistent with the debt discount. The debt discount, issuance costs and the final payment are being amortized or accreted as interest expense over the term of the loan using the effective interest method.

In connection with the Loan Agreement, the Company issued to the Lenders warrants to purchase an aggregate of 97,680 shares of the Company's common stock at an exercise price of $4.10 per share. The Company recorded $0.3 million for the warrants as debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. As of March 31, 2017, the warrants remained outstanding and exercisable. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method.
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
The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, failure to fulfill certain of the Company's obligations under the Loan Agreement, the occurrence of a material adverse change in the Company's business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of the Lenders’ lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company's financial condition. The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of March 31, 2017 and December 31, 2016. The principal and related interest payments due under the Loan Agreement have been classified as current liabilities at March 31, 2017 due to the considerations discussed in Note 1 and the assessment that a material adverse change under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.
The Company recorded interest expense related to the Term Loan Facility of $0.3 million for each of the three months ended March 31, 2017 and 2016. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payment, is 11.72%.
Future principal payments under the Loan Agreement as of March 31, 2017 are as follows (in thousands):

Years ending December 31,
2017 (for the remaining nine months)	$2,502
2018	4,022
2019	2,871
Total principal payments	9,395
Unamortized discount on notes payable	(247)
Notes payable, balance	$9,148
Future interest payments under the Loan Agreement as of March 31, 2017 amount to $1.3 million.
6. Stockholders' Equity
On May 15, 2015, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $25.0 million from time to time through an “at the market” equity program under which Cowen acts as sales agent.
During the three months ended March 31, 2017, the Company sold an aggregate of 2,341,812 shares of common stock under the Sales Agreement, at an average price of approximately $1.56 per share, for net proceeds of $3.5 million after deducting commissions and other transaction costs. As of March 31, 2017, $10.1 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

In March 2017, the Company issued 20,794 shares of common stock pursuant to the cashless exercise of certain warrants at an exercise price of $0.67 per share.
7. Stock-Based Compensation
On July 15, 2013, in connection with the Merger, the Company assumed the existing Tranzyme 2011 Stock Option and Incentive Plan (the "2011 Plan"). The 2011 Plan provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), performance stock awards, performance cash awards and other stock awards to employees, officers, directors and consultants.
The Company recognized stock-based compensation expense within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$201	$207
General and administrative	750	899
Total stock-based compensation	$951	$1,106
As of March 31, 2017, there was unrecognized stock-based compensation expense of $6.0 million which the Company expects to recognize over a weighted average period of 1.88 years.
Stock-based compensation expense for stock options is estimated at the grant date based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of all stock options granted was estimated using the following weighted-average assumptions:

Three Months Ended March 31,
	2017	2016
Expected dividend yield	—	—
Risk-free interest rates	—%	1.33% - 1.97%
Expected term in years	—	4.66 - 8.04
Expected volatility	—%	75% - 92%
Restricted Stock Units:
On March 29, 2017, the Company granted 1,065,000 RSU's to certain employees and consultants. The RSUs vest according to the following schedule: 50% of the RSUs vests on December 31, 2017 and the remainder vests on December 31, 2018, in each case subject to the recipient’s continued employment or service on each vesting date. Stock-based compensation expense recorded related to the RSUs during the three months ended March 31, 2017 was insignificant.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities which include warrants and outstanding stock options have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. For all periods presented, basic and diluted net loss were the same.

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator
Net loss	$(6,683)	$(7,514)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	24,037,387	20,943,966
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.28)	$(0.36)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as the effect of their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Common stock warrants	965,240	1,026,249
Common stock options	3,928,511	3,630,529
Restricted stock units	1,065,000	—
Total potentially dilutive securities	5,958,751	4,656,778
9. Commitments and Contingencies
From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business. Any of these claims could subject the Company to costly legal expenses and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, its insurance carriers may deny coverage or its policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company's condensed consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company's reputation and business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company's condensed consolidated results of operations or financial position.
UCL Business PLC
In December 2008, the Company licensed rights to OCR-002 from UCL Business PLC, an entity affiliated with the University College London (“UCL”), for the exclusive worldwide rights to develop and commercialize OCR-002 and related technologies for any use. The agreement was amended in July 2011, February 2013 and July 2015. The Company may be required to make future milestone payments to UCL totaling up to $20.0 million upon the achievement of various milestones related to clinical and regulatory events for OCR-002. The Company may also be required to pay milestone payments totaling up to $35.0 million upon the achievement of various milestones related to future net sales of OCR-002. The Company is also obligated to pay tiered royalties in the low to mid-single digits on potential future net sales of the licensed product candidate.
Purchase Commitments
In November 2016, the Company entered into an agreement with Evonik Industries (“Evonik”), under which Evonik will manufacture clinical supply of OCR-002 drug substance for the Company. Per the terms of the agreement, the Company will purchase clinical supply of OCR-002 totaling $1.3 million. As of March 31, 2017, the Company has $0.5 million in non-cancelable purchase commitments under the agreement.
Rent
Rent expense was $0.1 million for each of the three months ended March 31, 2017 and 2016.

The following is a schedule of non-cancelable future minimum payments for operating leases as of March 31, 2017 (in thousands):

Years ending December 31,
2017 (for the remaining nine months)	$311
2018	109
2019 and beyond	8
Total future minimum payments for operating leases	$428
10. Subsequent Event
Pursuant to the Company's "at the market" equity program, in April 2017, prior to the date of the filing of this Form 10-Q, the Company sold an aggregate of 547,203 shares of common stock under the Sales Agreement at an average price of approximately $1.51 per share, for net proceeds of approximately $0.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 and the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1 of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the SEC, our actual results could differ materially from those anticipated in these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
In March 2017, we announced data from additional analyses that showed plasma ammonia reduction correlates with clinical improvement. Related to plasma ammonia levels, patients who responded had a greater change in plasma ammonia from baseline than patients who did not respond, (-28.2 and -9.2 µg/mL, respectively), p=0.0006. With regard to clinical improvement, patients on OCR-002 had a higher response rate at 48 hours than placebo, (51 and 37%, respectively), p=0.026. In addition, while not the primary endpoint patient-improvement measure, when patient improvement was measured by the pre-defined endpoint, Physician Overall Treatment Evaluation, a greater proportion of patients on OCR-002 demonstrated improvement over placebo, p=0.026. Rifaximin, although not indicated for hospitalized patients with overt HE, was widely used in the hospital resulting in a significant percentage of study patients having rifaximin concomitantly administered during OCR-002 therapy. Post hoc analysis of the time to improvement in HE symptoms excluding patients who used rifaximin indicates the primary endpoint of the study would have been achieved with high statistical significance, p=0.004. Other study data indicate OCR-002 provided clinical benefit over placebo as observed by improvement in Model for End-Stage Liver Disease, or MELD scores, p=0.051, and improvement in renal function as measured by the change from baseline in Blood Urea Nitrogen, or BUN levels, p=0.04. We currently plan to meet with the United States Food and Drug Administration, or FDA, to discuss next steps regarding future development for the IV formulation of OCR-002. While we prepare for our meeting with the FDA, we continue to evaluate pathways forward for the continued development of OCR-002.
In May 2017, we reported new data from STOP-HE following additional post-hoc analysis of the same primary endpoint from the trial - median time to improvement in HE symptoms. This analysis revealed that patients with confirmed hyperammonemia, or excess ammonia levels in the blood, at randomization (baseline) improved faster on OCR-002 than placebo (42 versus 63 hours, respectively), with statistical significance, p=0.034. These findings are based on a retrospective analysis of baseline ammonia levels drawn at time of randomization and determined by a central laboratory. Of the 231 patients in the intent to treat (ITT) analysis population, 201 were confirmed as hyperammonemic at time of randomization, which indicates that some patients’ ammonia levels had normalized between screening and randomization under standard of care. This post-hoc per protocol population represents the trial’s target population given the ammonia-scavenging mechanism of action of OCR-002.
We currently plan to meet with the FDA in the third quarter of 2017 to discuss next steps regarding future development for the IV formulation of OCR-002. While we prepare for our meeting with the FDA, we continue to evaluate pathways forward for the continued development of OCR-002.
We are also developing an oral form of OCR-002 with the goal of providing continuity of care for HE patients post discharge in order to prevent subsequent episodes of acute HE. In January 2017, we completed a Phase 1 clinical trial with an orally administered liquid formulation of OCR-002 in patients with cirrhosis. In this open-label crossover study, OCR-002 was observed to be safe and well-tolerated with favorable pharmacokinetics, or pK, including absolute bioavailability of greater than 95%. In the fourth quarter of 2015, we completed a Phase 1 clinical trial with oral formulations of OCR-002 in healthy subjects. This open label, single-dose, five treatment, five-period crossover trial evaluated the pK, safety and tolerability of three prototype, extended-release oral formulations of OCR-002 compared to an immediate release oral solution of OCR-002 and the FDA-approved ammonia-lowering agent, glycerol phenylbutyrate (RAVICTI). Glycerol phenylbutyrate is a pre-pro-drug of phenylacetate, or PAA, a component of OCR-002. The results of this trial demonstrated a robust, extended-release pattern for all three pilot OCR-002 extended-release formulations, with mean plasma phenylacetate concentrations exceeding those achieved with RAVICTI at all time points for at least 12 hours post-dose. In addition, the concentration of phenylacetylglutamine, or PAGN, the end-product responsible for clearing ammonia, was greater in both plasma and urine for all three OCR-002 extended-release dosage forms than RAVICTI at an approximately equivalent molar PAA dose. We plan to initiate a Phase 2a clinical trial with a tablet formulation of OCR-002 in cirrhotic patients during the second quarter of 2017.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United

States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to each of our critical accounting areas. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within our Annual Report on Form 10-K for the year ended December 31, 2016. For the three months ended March 31, 2017, there have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.
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
Results of Operations
The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2017	2016	$	%
Royalty revenue	$—	$33	$(33)	(100.0)%
Operating expenses:
Research and development	3,904	4,747	(843)	(17.8)%
General and administrative	2,524	2,554	(30)	(1.2)%
Total operating expenses	6,428	7,301	(873)	(12.0)%
Other expense	(255)	(246)	(9)	3.7%
Net loss	$(6,683)	$(7,514)	$831	(11.1)%
Revenues
No revenues were recorded during the three months ended March 31, 2017. Royalty revenue for the three months ended March 31, 2016 was $33,000. This revenue was attributable to a license agreement that we acquired from Tranzyme in connection with the Merger.
Operating Expenses
Research and Development Expenses
Research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, lab supplies, materials and facility costs, as well as fees paid to other non-employees and entities that conduct certain research and development activities on our behalf.
Research and development expenses decreased by $0.8 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in expenses was primarily due to decreased expenses incurred with contract research organizations related to the development of the IV formulation of OCR-002 as a result of the completion of our STOP-HE study.
General and Administrative Expenses
General and administrative expenses were flat for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. We observed an increase in expenses related to consulting and professional services offset by a decrease in personnel-related costs.
Other Expense
Other expense increased marginally for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Other expense represents interest expense related to the Loan Agreement offset by interest income earned on our investment portfolio.

Liquidity and Capital Resources
Cash Flows
The following table summarizes cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(6,429)	$(5,225)
Investing activities	3,750	(21)
Financing activities	3,248	1,757
Net increase (decrease) in cash and cash equivalents	$569	$(3,489)
Comparison of the Three Months Ended March 31, 2017 and 2016
Cash used in operating activities for the three months ended March 31, 2017 was attributable to our net loss from operations of $6.7 million adjusted for changes in operating assets and liabilities of $0.8 million and non-cash charges of $1.0 million which consisted primarily of stock-based compensation expense.
Cash used in operating activities for the three months ended March 31, 2016 was attributable to our net loss from operations of $7.5 million adjusted for changes in operating assets and liabilities of $1.1 million and non-cash charges of $1.2 million which consisted primarily of stock-based compensation expense.
Cash provided by investing activities for the three months ended March 31, 2017 consisted of proceeds of $3.8 million from maturities of marketable securities.
Cash used in investing activities for the three months ended March 31, 2016 related to purchases of marketable securities which were largely offset by proceeds from maturities of marketable securities.
Cash provided by financing activities during the three months ended March 31, 2017 and 2016 related to proceeds from the issuance of common stock pursuant to the “at the market” equity program of $3.5 million and $1.7 million, respectively, partially offset by a repayment on notes payable of $0.3 million during the three months ended March 31, 2017.
Notes Payable
On July 30, 2015, we entered into the Loan Agreement with the Lenders. The Loan Agreement provides up to $20.0 million principal in new term loans, $10.0 million of which was funded on July 30, 2015. The remaining $10.0 million was not drawn and expired at December 31, 2016.
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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of our obligations under the Loan Agreement, the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of the Lenders’ lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement, which could harm our financial condition. We have not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.
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
We expect to fund our operations with our current cash and cash equivalents and proceeds from potential additional financing transactions and possible strategic opportunities. We believe that our current cash and cash equivalents may not be sufficient to fund our operations beyond the second quarter of 2018.
On May 15, 2015, we filed a shelf registration statement on Form S-3 under which we may offer shares of our common stock and preferred stock, various series of warrants to purchase common stock or preferred stock and debt securities, either individually or in units, in one or more offerings, up to a total dollar amount of $150.0 million. On May 15, 2015, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock for which we included a prospectus to our shelf registration statement on Form S-3, having aggregate sales proceeds of up to $25.0 million, from time to time, through an “at the market” equity program under which Cowen acts as sales agent. During the three months ended March 31, 2017, we sold an aggregate of 2,341,812 shares of common stock under the Sales Agreement, at an average price of approximately $1.56 per share, for net proceeds of $3.5 million after deducting commissions and other transactions costs. As of March 31, 2017, common stock valued at $10.1 million remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
We have based our estimates of our cash needs on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Because of the numerous risks and uncertainties associated with the development and commercialization of OCR-002, particularly in light of the failure of our Phase 2b clinical trial of OCR-002 to meet the primary endpoint, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with the continued development of OCR-002. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for OCR-002.
Off-Balance Sheet Arrangements
We do not currently have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting our company, see Item 7A: "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our exposure to foreign currency risk and market risk has not materially changed from that disclosed in our Annual Report.
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
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A.  Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. During the quarterly period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

10.1†
Amendment to Amended and Restated Agreement for Employment by and between the Company and Linda Grais dated March 29, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 31, 2017).

10.2†
Amendment to Amended and Restated Agreement for Employment by and between the Company and Michael Byrnes dated March 29, 2017 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 31, 2017).

10.3*†	Ocera Therapeutics, Inc. Fourth Amended and Restated Non-Employee Director Compensation Policy.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Definitions Linkbase Document
*Filed herewith
**Furnished herewith
†Indicates a management contract or compensation plan, contract or arrangement.
+Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	May 9, 2017	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer

Date:	May 9, 2017	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer and Treasurer