Form 10-Q
period 2017-06-30
Ocera Therapeutics, Inc.
filed 2017-08-01
CIK 1274644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock as of July 31, 2017, was 26,510,051.

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

•	whether any future studies of OCR-002 we may conduct will demonstrate similar results to our Phase 2b clinical trial;

•	our ability to raise sufficient capital or consummate other strategic transactions to enable the continued development of OCR-002 and our ability to continue as a going concern;

•	our ability to enroll patients, and the timing of enrollment, in our Phase 2a clinical trial of an oral formulation of OCR-002 in cirrhotic patients;

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
Unless the context requires otherwise, references in this Quarterly Report to “we,” “us” and “our” refer to Ocera Therapeutics, Inc., and its subsidiary.

OCERA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Ocera Therapeutics, Inc. Condensed Consolidated Balance Sheets (In Thousands, Except Share and Per Share Amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,163	$24,611
Short-term marketable securities	399	3,749
Prepaid expenses and other current assets	483	584
Total current assets	21,045	28,944
Property and equipment, net	44	64
Deposits	—	36
Goodwill	595	595
Total assets	$21,684	$29,639

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$881	$1,215
Accrued liabilities	3,262	2,839
Notes payable, short-term (Note 5)	8,273	9,703
Total current liabilities	12,416	13,757
Other liabilities	—	145
Total liabilities	12,416	13,902
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized and no shares issued or outstanding.	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized, 26,510,051 issued and outstanding at June 30, 2017 and 23,600,242 shares issued and outstanding at December 31, 2016.	—	—
Additional paid-in capital	180,412	174,065
Accumulated deficit	(171,144)	(158,328)
Total stockholders' equity	9,268	15,737
Total liabilities and stockholders' equity	$21,684	$29,639

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (In Thousands, Except Share and Per Share Amount)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Royalty revenue	$—	$26	$—	$59
Operating expenses:
Research and development	3,409	3,909	7,313	8,656
General and administrative	2,500	2,970	5,024	5,524
Total operating expenses	5,909	6,879	12,337	14,180
Other income (expense):
Interest and other income	37	30	64	63
Interest and other expense	(261)	(280)	(543)	(559)
Other expense, net	(224)	(250)	(479)	(496)
Net loss	$(6,133)	$(7,103)	$(12,816)	$(14,617)

Net loss per share:
Net loss per share, basic and diluted	$(0.23)	$(0.33)	$(0.51)	$(0.69)
Weighted average number of shares used to compute net loss per share, basic and diluted	26,413,839	21,552,089	25,232,178	21,248,027

Comprehensive loss:
Net loss	$(6,133)	$(7,103)	$(12,816)	$(14,617)
Unrealized (loss) gain on investments	—	(1)	—	5
Comprehensive loss	$(6,133)	$(7,104)	$(12,816)	$(14,612)

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (In Thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(12,816)	$(14,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	25
Stock-based compensation	2,046	2,165
Amortization of premiums (discounts) on marketable securities, net	(1)	40
Amortization of debt discount	97	95
Changes in operating assets and liabilities:
Prepaid expenses and other assets	137	210
Accounts payable	(334)	734
Accrued liabilities	(32)	497
Net cash used in operating activities	(10,883)	(10,851)
Investing activities
Purchases of marketable securities	(399)	(3,754)
Maturities of marketable securities	3,750	9,884
Net cash provided by investing activities	3,351	6,130
Financing activities
Proceeds from sale of common stock, net of underwriting commissions and issuance cost	4,301	2,982
Repayments on notes payable	(1,217)	—
Proceeds from exercise of common stock options	—	11
Net cash provided by financing activities	3,084	2,993
Net decrease in cash and cash equivalents	(4,448)	(1,728)
Cash and cash equivalents, beginning of period	24,611	35,921
Cash and cash equivalents, end of period	$20,163	$34,193
Supplemental disclosures of cash flow information
Cash paid for interest	$401	$414

See the accompanying notes to the unaudited consolidated financial statements.

Ocera Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements

1. Description of Business
Ocera Therapeutics, Inc. (the "Company"), is a clinical stage biopharmaceutical company targeting acute and clinical orphan liver disease. The Company's initial focus is on the development and commercialization of OCR-002 (ornithine phenylacetate) in both intravenous and oral formulations for the treatment and prevention of hepatic encephalopathy (“HE”). HE is a serious complication of liver cirrhosis, or liver failure, marked by mental changes including confusion, impaired motor skills, disorientation in time and space, and, in its more severe form, stupor, coma and even death.
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
On July 15, 2013, Terrapin Acquisition, Inc., a Delaware corporation (“Merger Sub”), a wholly owned subsidiary of Tranzyme, Inc., a Delaware corporation (“Tranzyme”), completed its merger (the “Merger”) with and into Ocera Therapeutics, Inc., a private Delaware corporation (“Private Ocera”). Private Ocera was considered the acquiring company in the Merger for accounting purposes. In connection with the Merger, the combined company changed its name to Ocera Therapeutics, Inc., and the name of Private Ocera was changed to Ocera Subsidiary, Inc. ("Ocera Subsidiary").
The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of June 30, 2017, the Company has an accumulated deficit of $171.1 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital as it continues the development and commercialization of OCR-002. The Company's cash and cash equivalents may not be sufficient to fund its operations into the second quarter of 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern within twelve months following the date of the filing of this Form 10-Q. The Company's ability to continue as a going concern and finance operations beyond its current resources will depend heavily on the value investors see in the data from previous clinical trials of OCR-002 and favorable results from any future clinical trials of OCR-002 the Company may conduct.
The Company plans to raise additional capital through collaboration, licensing or similar arrangements, private and public equity offerings or debt financing, or a combination thereof. Additional financing may not be available when the Company needs it or may not be available on terms that are favorable to the Company. Collaboration, licensing or similar arrangements may require the Company to relinquish valuable rights to its potential products or proprietary technologies. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, as is the case with the Company's loan facility, results in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting the Company's ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its research and development activities or operations and potentially delay product development of OCR-002.
The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty related to the Company's ability to continue as a going concern.

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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end condensed consolidated balance sheets were derived from audited consolidated financial statements, but do not include all disclosures required by U.S. GAAP for complete financial statements. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.
Use of Estimates
The preparation of financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents may include money market funds, various deposit accounts, commercial paper and reverse repurchase agreements with original maturities of three months or less.
Recent Accounting Pronouncements
Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board (the "FASB"), or other standards-setting bodies, that the Company adopts by the effective date specified within the standard.
(i) New Accounting Updates Recently Adopted
 In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), Compensation - Stock Compensation. The ASU simplifies several aspects of the accounting for share-based payments, including the income tax consequences, changing the threshold to qualify for equity classification to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company adopted this ASU during the first quarter of 2017, and as a result of the adoption, the Company recognized additional deferred tax assets of $0.3 million. There was no change to beginning retained earnings for previously unrecognized tax benefits, as the increase to deferred tax assets was fully offset by an increase to the valuation allowance as the Company determined that it was not more likely than not that the Company will realize the benefit of these deferred tax assets. The Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards.
(ii) Recent Accounting Updates Not Yet Effective
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. ASU No. 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The ASU does not change the accounting for modifications, but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The standard will become effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for the Company beginning in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In March and April 2016, the FASB issued ASU No. 2016-08 Revenue From Contracts With Customers: Principal vs. Agent Considerations and ASU No. 2016-10 Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing to provide supplemental adoption guidance and clarification to ASU No. 2014-09. The Company plans to adopt this guidance as of January 1, 2018, using the modified retrospective method and is in the process of evaluating its arrangements where it has licensed or sold intellectual property. The Company has not yet completed its full assessment, but currently does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.
The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements. Additionally, the adoption of the accounting pronouncement this year did not have an impact on the Company’s consolidated financial position or results of operations.
3. Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. As a basis for categorizing inputs, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions:
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
No transfers between levels have occurred during the periods presented.

Assets measured at fair value on a recurring basis as of June 30, 2017 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$13,764	$13,764	$—	$—
Commercial paper	798	—	798	—
Reverse repurchase agreements	6,000	—	6,000	—
Total assets	$20,562	$13,764	$6,798	$—
The estimated fair value of the Company's notes payable, considering level 2 inputs, approximates their carrying value based upon the borrowing terms and conditions available to the Company at June 30, 2017.
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
4. Balance Sheet Components
Investments
The following table summarizes the Company's cash equivalents and marketable securities as of June 30, 2017 (in thousands):

	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	n/a	$13,764	$—	$—	$13,764
Commercial paper	1 or less	798	—	—	798
Reverse repurchase agreements (1)	1 or less	6,000	—	—	6,000
Total cash equivalents and marketable securities		20,562	—	—	20,562
(1) The Company, as part of its cash management strategy, may invest in reverse repurchase agreements. Such reverse repurchase agreements are tri-party repurchase agreements and have maturities of three months or less at the time of investment and are collateralized by U.S. treasury and agency securities at 102% of the principal amount. In a tri-party repurchase agreement, a third-party custodian bank functions as an independent intermediary to facilitate transfer of cash and holding the collateral on behalf of the underlying investor for the term of the agreement thereby minimizing risk and exposure to both parties. These reverse repurchase agreements are included within cash equivalents due to their high liquidity and relatively low risk.
The following table summarizes the Company's cash equivalents and marketable securities as of December 31, 2016 (in thousands):

	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	n/a	$24,593	$—	$—	$24,593
Commercial paper	1 or less	1,498	—	—	1,498
Corporate debt securities	1 or less	2,251	—	—	2,251
Total cash equivalents and marketable securities		$28,342	$—	$—	$28,342
At each reporting date, the Company reviews its investments for impairment to determine if the unrealized losses are other-than-temporary. The Company had no other-than-temporary impairments on these securities as of June 30, 2017 and December 31, 2016. Realized gains or losses on available-for-sale securities were immaterial for the periods presented.

The Company does not intend to and believes it is not more likely than not that it will be required to sell these securities before their maturities.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Research and development	$1,668	$1,519
Compensation and related expenses	770	1,124
Professional services	230	102
Principal payment due on notes payable	310	—
Interest expense on notes payable	255	69
Other	29	25
Total accrued liabilities	$3,262	$2,839
5. Notes Payable
On July 30, 2015, the Company and Ocera Subsidiary entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”), collectively, the “Lenders.” The Loan Agreement provides for up to $20.0 million in new term loans (the “Term Loan Facility”), $10.0 million of which was funded on July 30, 2015. The remaining $10.0 million was not drawn and expired at December 31, 2016 due to non-achievement of certain financial and clinical milestones.
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
In connection with the Loan Agreement, the Company issued to the Lenders warrants to purchase an aggregate of 97,680 shares of the Company's common stock at an exercise price of $4.10 per share. The Company recorded $0.3 million for the warrants as debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. As of June 30, 2017, the warrants remained outstanding and exercisable. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method.
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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, failure to fulfill certain of the Company's obligations under the Loan Agreement, the occurrence of a material adverse change in the Company's business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of the Lenders’ lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company's financial condition. The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of June 30, 2017 and December 31, 2016. The principal and related interest payments due under the Loan Agreement have been classified as current liabilities at June 30, 2017 due to the considerations discussed in Note 1 and the assessment that a material adverse change under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.
The Company recorded interest expense related to the Term Loan Facility of $0.3 million during each of the three months ended June 30, 2017 and 2016. Interest expense of $0.5 million and $0.6 million were recorded during the six months ended June 30, 2017 and 2016, respectively. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payment, is 11.72%.
Future principal payments under the Loan Agreement as of June 30, 2017 are as follows (in thousands):

Years ending December 31,
2017 (for the remaining six months)	$1,580
2018	4,022
2019	2,871
Total principal payments	8,473
Unamortized discount on notes payable	(200)
Notes payable, balance	$8,273
Future interest payments under the Loan Agreement as of June 30, 2017 amount to $1.1 million.
6. Stockholders' Equity
On May 15, 2015, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $25.0 million from time to time through an “at the market” equity program under which Cowen acts as sales agent.
During the six months ended June 30, 2017, the Company sold an aggregate of 2,889,015 shares of common stock under the Sales Agreement, at an average price of approximately $1.55 per share, for net proceeds of $4.3 million after deducting commissions and other transaction costs. As of June 30, 2017, $9.3 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
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

The Company recognized stock-based compensation expense within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$266	$171	$467	$377
General and administrative	830	888	1,579	1,788
Total stock-based compensation	$1,096	$1,059	$2,046	$2,165
As of June 30, 2017, there was unrecognized stock-based compensation expense of $4.9 million which the Company expects to recognize over a weighted average period of 2.13 years.
Stock Options
Stock-based compensation expense for stock options is estimated at the grant date based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of all stock options granted was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected dividend yield	—	—	—	—
Risk-free interest rates	—%	1.25% - 1.47%	—%	1.25% - 1.97%
Expected term in years	—	4.41 - 8.14	—	4.41 - 8.14
Expected volatility	—%	74% - 94%	—%	74% - 94%
Restricted Stock Units
On June 20, 2017, the Company granted its non-employee directors 75,000 RSUs. The RSUs shall vest in full on the earlier of the one year anniversary of the grant or the next annual meeting of shareholders, subject to the recipient’s continued service as a Director of the Company on each vesting date.
On March 29, 2017, the Company granted 1,065,000 RSUs to certain employees and consultants. The RSUs vest according to the following schedule: 50% of the RSUs vests on December 31, 2017 and the remainder vests on December 31, 2018, in each case subject to the recipient’s continued employment or service on each vesting date.
8. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Potentially dilutive securities which include outstanding warrants, stock options and restricted stock units have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. For all periods presented, basic and diluted net loss were the same.

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net loss	$(6,133)	$(7,103)	$(12,816)	$(14,617)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	26,413,839	21,552,089	25,232,178	21,248,027
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.23)	$(0.33)	$(0.51)	$(0.69)
The following potentially dilutive common shares outstanding were excluded from the computation of diluted net loss per share for the periods presented as the effect of their inclusion would have been anti-dilutive:

	June 30, 2017
	2017	2016

Common stock warrants	965,240	1,026,249
Common stock options	3,752,716	3,733,564
Restricted stock units	1,140,000	—
Total potentially dilutive securities	5,857,956	4,759,813
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
Purchase Commitments
As of June 30, 2017, the Company had no significant purchase commitments that have not been recognized as a liability on the condensed consolidated balance sheets.

Rent
The following is a schedule of non-cancelable future minimum payments for operating leases as of June 30, 2017 (in thousands):

Years ending December 31,
2017 (for the remaining six months)	$199
2018	109
2019 and beyond	8
Total future minimum payments for operating leases	$316
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
We currently plan to meet with the United States Food and Drug Administration, or FDA, to discuss next steps regarding future development for the IV formulation of OCR-002 toward the end of 2017. While we prepare for our meeting with the FDA, we continue to evaluate pathways forward for the continued development of OCR-002.
We are also developing an oral form of OCR-002 with the goal of providing continuity of care for HE patients post discharge in order to prevent subsequent episodes of acute HE. In January 2017, we completed a Phase 1 clinical trial with an orally administered liquid formulation of OCR-002 in patients with cirrhosis. In this open-label crossover study, OCR-002 was observed to be safe and well-tolerated with favorable pharmacokinetics, or pK, including absolute bioavailability of greater than 95%. In the fourth quarter of 2015, we completed a Phase 1 clinical trial with oral formulations of OCR-002 in healthy subjects. This open label, single-dose, five treatment, five-period crossover trial evaluated the pK, safety and tolerability of three prototype, extended-release oral formulations of OCR-002 compared to an immediate release oral solution of OCR-002 and the FDA-approved ammonia-lowering agent, glycerol phenylbutyrate (RAVICTI). Glycerol phenylbutyrate is a pre-pro-drug of phenylacetate, or PAA, a component of OCR-002. The results of this trial demonstrated a robust, extended-release pattern for all three pilot OCR-002 extended-release formulations, with mean plasma phenylacetate concentrations exceeding those achieved with RAVICTI at all time points for at least 12 hours post-dose. In addition, the concentration of phenylacetylglutamine, or PAGN, the end-product responsible for clearing ammonia, was greater in both plasma and urine for all three OCR-002 extended-release dosage forms than RAVICTI at an approximately equivalent molar PAA dose. In June 2017, we initiated a Phase 2a clinical trial with a tablet formulation of OCR-002 in cirrhotic patients. The Phase 2a trial is an open-label, multiple dose, randomized, 3-period crossover study designed to evaluate the steady state pharmacokinetics and pharmacodynamics of three times daily administration of three daily dose regimens of OCR-002 tablets. Top-line results are expected to be reported by the end of 2017.
Our strategy is to focus clinical development activities on the IV formulation of OCR-002 to treat overt HE in hospitalized patients and on the oral form of OCR-002, which will be directed to chronic care of HE patients. Based on third party analysis of Healthcare Cost and Utilization Project, or HCUP, and Medicare data, we estimate that there are approximately 200,000 patients accounting for approximately 260,000 hospitalizations for overt HE in the United States annually. Additional third-party data from Centers for Medicare and Medicaid Services, or CMS, indicate that approximately 60% of patients suffering from HE are hospitalized for over four days. Utilizing this incidence data and a combination of third-party information and market research commissioned by us regarding pricing, we believe the combined annual market potential for intravenous and oral OCR-002 is approximately $2.0 to $2.6 billion in the United States alone.  If intravenous OCR-002 is able to reduce the time to clinical improvement, and thereby shorten hospital stay, we believe it has an annual market potential of $1.1 billion to $1.4 billion and if the oral formulation can reduce the frequency of overt HE episodes, we believe it has an annual market potential of $900 million to $1.2 billion.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to each of our critical accounting areas. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within our Annual Report on Form 10-K for the year ended December 31, 2016. For the six months ended June 30, 2017, there have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.
Merger with Tranzyme, Inc.
On July 15, 2013, Terrapin Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Tranzyme, Inc., a Delaware corporation, or Tranzyme, completed its merger, or the Merger, with and into Ocera Therapeutics, Inc., a private Delaware corporation, or Private Ocera. Private Ocera is considered the acquiring company in the Merger for accounting purposes. In connection with the Merger, the combined company changed its name to Ocera Therapeutics, Inc., and the name of Private Ocera was changed to Ocera Subsidiary, Inc., or Ocera Subsidiary.
Results of Operations
The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Royalty revenue	$—	$26	$(26)	(100.0)%	$—	$59	$(59)	(100.0)%
Operating expenses:
Research and development	3,409	3,909	(500)	(12.8)%	7,313	8,656	(1,343)	(15.5)%
General and administrative	2,500	2,970	(470)	(15.8)%	5,024	5,524	(500)	(9.1)%
Total operating expenses	5,909	6,879	(970)	(14.1)%	12,337	14,180	(1,843)	(13.0)%
Other expense, net	(224)	(250)	26	(10.4)%	(479)	(496)	17	(3.4)%
Net loss	$(6,133)	$(7,103)	$970	(13.7)%	$(12,816)	$(14,617)	$1,801	(12.3)%
Revenues
No revenues were recorded during the three and six months ended June 30, 2017. Royalty revenue for the three and six months ended June 30, 2016 was $26,000 and $59,000, respectively. This revenue was attributable to a license agreement that we acquired from Tranzyme in connection with the Merger.
Operating Expenses
Research and Development Expenses
Research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, lab supplies, materials and facility costs, as well as fees paid to other non-employees and entities that conduct certain research and development activities on our behalf.

Research and development expenses decreased by $0.5 million and $1.3 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decreases were primarily driven by decreased expenses incurred with contract research organizations related to the development of the IV formulation of OCR-002 as a result of the completion of our STOP-HE study. The decrease was partially offset by costs incurred for the initiation of the Phase 2a clinical trial of an oral formulation of OCR-002 during the second quarter of 2017.
General and Administrative Expenses
General and administrative expenses decreased by $0.5 million for the three and six months ended June 30, 2017 compared to the same periods in 2016. The decrease was driven primarily by decreased personnel-related expenses and professional services fees partially offset by an increase in business development costs.
Other Expense, Net
Other expense, net, increased marginally for the three and six months ended June 30, 2017, compared to the same periods in 2016. Other expense, net, represents interest expense related to the Loan Agreement offset by interest income earned on our investment portfolio.
Liquidity and Capital Resources
Cash Flows
The following table summarizes cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(10,883)	$(10,851)
Investing activities	3,351	6,130
Financing activities	3,084	2,993
Net decrease in cash and cash equivalents	$(4,448)	$(1,728)
Cash used in operating activities for the six months ended June 30, 2017 was attributable to our net loss from operations of $12.8 million adjusted for a net decrease in operating assets and liabilities of $0.2 million and non-cash charges of $2.2 million which consisted primarily of stock-based compensation expense.
Cash used in operating activities for the six months ended June 30, 2016 was attributable to our net loss from operations of $14.6 million adjusted for increases in operating assets and liabilities of $1.4 million and non-cash charges of $2.3 million which consisted primarily of stock-based compensation expense.
Cash provided by investing activities for the six months ended June 30, 2017 consisted of proceeds of $3.8 million from maturities of marketable securities which were offset by purchases of marketable securities of $0.4 million.
Cash provided in investing activities for the six months ended June 30, 2016 consisted of proceeds of $9.9 million from maturities of marketable securities which were offset by purchases of marketable securities of $3.8 million.
Cash provided by financing activities during the six months ended June 30, 2017 and 2016 related to proceeds from the issuance of common stock pursuant to the “at the market” equity program of $4.3 million and $3.0 million, respectively. Cash proceeds provided by financing activities were partially offset by a repayment on notes payable of $1.2 million during the six months ended June 30, 2017.
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

The Term Loan Facility is secured by substantially all of our assets and the assets of Ocera Subsidiary, Inc., except that the collateral does not include any intellectual property held by us or our subsidiary, Ocera Subsidiary, Inc. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of the intellectual property of ours or our subsidiaries. The Loan Agreement contains customary representations, warranties and covenants by us, which limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses we currently engage in or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; enter into any material transactions with any affiliates, with certain exceptions; make payments on any subordinated debt; and permit certain of our subsidiaries to maintain, own or otherwise hold any material assets or conduct any business operations other than as disclosed to the Lenders. In addition, subject to certain exceptions, we and Ocera Subsidiary, Inc., are required to maintain with SVB their respective primary deposit accounts, securities accounts and commodity accounts.
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
We expect to fund our operations with our current cash and cash equivalents and proceeds from potential additional financing transactions and possible strategic opportunities. We believe that our current cash and cash equivalents and marketable securities may not be sufficient to fund our operations beyond the second quarter of 2018.
On May 15, 2015, we filed a shelf registration statement on Form S-3 under which we may offer shares of our common stock and preferred stock, various series of warrants to purchase common stock or preferred stock and debt securities, either individually or in units, in one or more offerings, up to a total dollar amount of $150.0 million. On May 15, 2015, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock for which we included a prospectus to our shelf registration statement on Form S-3, having aggregate sales proceeds of up to $25.0 million, from time to time, through an “at the market” equity program under which Cowen acts as sales agent. During the six months ended June 30, 2017, we sold an aggregate of 2,889,015 shares of common stock under the Sales Agreement, at an average price of approximately $1.55 per share, for net proceeds of $4.3 million after deducting commissions and other transactions costs. As of June 30, 2017, $9.3 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
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
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
*Filed herewith
**Furnished herewith
+Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCERA THERAPEUTICS, INC.
(Registrant)

Date:	August 1, 2017	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer

Date:	August 1, 2017	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer and Treasurer