Form 10-Q
period 2017-09-30
Ocera Therapeutics, Inc.
filed 2017-11-14
CIK 1274644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35119

Ocera Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	63-1192270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Twin Dolphin Drive, Suite 615 Redwood City, CA	94065
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2017, was 26,514,134.

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

These forward-looking statements include, but are not limited to, statements about:

•	the closing of the Tender Offer (as defined in Note 10 to the Financial Statements) and the Merger (as defined in Note 10 to the Financial Statements) and the effects of its pendency on our operations and business;

•	the timing of our planned meetings with the United States Food and Drug Administration, or FDA, to inform development paths forward for IV OCR-002;

•	our ability to identify a development path forward for OCR-002;

•	any additional studies of OCR-002 that we may be required to conduct in light of the fact our Phase 2b clinical trial did not meet its clinical endpoints, including related cost and timing issues associated with future studies;

•	whether any future studies of OCR-002 we may conduct will demonstrate similar results to our Phase 2b clinical trial;

•	our ability to raise sufficient capital or consummate other strategic transactions to enable the continued development of OCR-002 and our ability to continue as a going concern;

•	our ability to complete our Phase 2a clinical trial of an oral formulation of OCR-002 in cirrhotic patients;

•	the number, timing, design, results and implementation of any additional future clinical trials and nonclinical activities for OCR-002 and the timing of the availability of data from these trials and activities;

•	our ability to obtain U.S. and foreign regulatory approval for OCR-002 and the ability of OCR-002 to meet existing or future regulatory standards;

•	the progress, timing and amount of expenses associated with our research, development and commercialization activities for OCR-002;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the therapeutic benefits, effectiveness and safety of OCR-002;

•	the commercial success and market acceptance of OCR-002, if approved;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by OCR-002;

•	our ability to manufacture sufficient amounts of OCR-002 for clinical trials and commercialization activities;

•	our ability to comply with the covenants in our credit facility;

•	our intention to seek, and our ability to establish strategic collaborations or partnerships for the development or sale of OCR-002 and the effectiveness of such collaborations or partnerships;

•	our expectations as to future financial performance, cash and expense levels and liquidity sources; and

•	other risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the SEC.

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

OCERA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Ocera Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,352	$24,611
Short-term marketable securities	—	3,749
Prepaid expenses and other current assets	607	584

Total current assets	14,959	28,944
Property and equipment, net	35	64
Deposits	—	36
Goodwill	595	595

Total assets	$15,589	$29,639

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,684	$1,215
Accrued liabilities	2,687	2,839
Notes payable, short-term (Note 5)	7,373	9,703

Total current liabilities	11,744	13,757
Other liabilities	—	145

Total liabilities	11,744	13,902

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized and no shares issued or outstanding.	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized, 26,514,134 issued and outstanding at September 30, 2017 and 23,600,242 shares issued and outstanding at December 31, 2016.	—	—
Additional paid-in capital	181,258	174,065
Accumulated deficit	(177,413)	(158,328)

Total stockholders’ equity	3,845	15,737

Total liabilities and stockholders’ equity	$15,589	$29,639

See the accompanying notes to the unaudited condensed consolidated financial statements.

Ocera Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In Thousands, Except Share and Per Share Amount)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Royalty revenue	$—	$38	$—	$97
Operating expenses:
Research and development	3,776	4,283	11,089	12,939
General and administrative	2,301	2,618	7,325	8,142

Total operating expenses	6,077	6,901	18,414	21,081
Other income (expense):
Interest and other income	40	20	104	83
Interest and other expense	(232)	(282)	(775)	(841)

Other expense, net	(192)	(262)	(671)	(758)

Net loss	$(6,269)	$(7,125)	$(19,085)	$(21,742)

Net loss per share:
Net loss per share, basic and diluted	$(0.24)	$(0.32)	$(0.74)	$(1.01)

Weighted average number of shares used to compute net loss per share, basic and diluted	26,511,064	22,096,610	25,663,158	21,532,953

Comprehensive loss:
Net loss	$(6,269)	$(7,125)	$(19,085)	$(21,742)
Unrealized (loss) gain on investments	—	(1)	—	4

Comprehensive loss	$(6,269)	$(7,126)	$(19,085)	$(21,738)

See the accompanying notes to the unaudited condensed consolidated financial statements.

Ocera Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(19,085)	$(21,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	34
Stock-based compensation	2,892	3,168
Amortization of premiums (discounts) on marketable securities, net	(2)	40
Amortization of debt discount	140	144
Changes in operating assets and liabilities:
Prepaid expenses and other assets	13	(97)
Accounts payable	469	1,354
Accrued liabilities	(615)	244

Net cash used in operating activities	(16,159)	(16,855)
Investing activities
Purchases of property and equipment	—	(3)
Purchases of marketable securities	(399)	(7,004)
Maturities of marketable securities	4,150	11,134

Net cash provided by investing activities	3,751	4,127
Financing activities
Proceeds from sale of common stock, net of underwriting commissions and issuance cost	4,301	5,996
Repayments on notes payable	(2,152)	—
Proceeds from exercise of common stock options	—	26

Net cash provided by financing activities	2,149	6,022

Net decrease in cash and cash equivalents	(10,259)	(6,706)
Cash and cash equivalents, beginning of period	24,611	35,921

Cash and cash equivalents, end of period	$14,352	$29,215

Supplemental disclosures of cash flow information
Cash paid for interest	$577	$621

See the accompanying notes to the unaudited condensed consolidated financial statements.

Ocera Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

1. Description of Business

Ocera Therapeutics, Inc. (the “Company”), is a clinical stage biopharmaceutical company targeting acute and clinical orphan liver disease. The Company’s initial focus is on the development and commercialization of OCR-002 (ornithine phenylacetate) in both intravenous and oral formulations for the treatment and prevention of hepatic encephalopathy (“HE”). HE is a serious complication of liver cirrhosis, or liver failure, marked by mental changes including confusion, impaired motor skills, disorientation in time and space, and, in its more severe form, stupor, coma and even death.

OCR-002 is a novel molecule, which functions as an ammonia scavenger and which the Company believes is the only direct ammonia scavenger currently in clinical development for the treatment and prevention of HE. OCR-002 has been granted orphan drug designation and Fast Track status by the FDA for the treatment of hyperammonemia and resultant HE in patients with acute liver failure and acute-on-chronic liver disease. Orphan drug designation is given to a drug candidate intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. OCR-002 has also been granted orphan drug designation in the European Union for the treatment of acute liver failure. Fast Track designation is available for certain new drug products if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation does not change the standards for approval but may expedite the development or approval process.

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

The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of September 30, 2017, the Company has an accumulated deficit of $177.4 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital as it continues the development and commercialization of OCR-002. The Company’s cash and cash equivalents may not be sufficient to fund its operations into the second quarter of 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months following the date of the filing of this Form 10-Q. The Company’s ability to continue as a going concern and finance operations beyond its current resources will depend heavily on the value investors see in the data from previous clinical trials of OCR-002 and favorable results from any future clinical trials of OCR-002 the Company may conduct.

Further, as discussed in Note 10, on November 2, 2017, the Company announced that it had entered into a definitive agreement to be acquired by an affiliate of Mallinckrodt plc (“Mallinckrodt”). Should the proposed acquisition not be completed, the Company plans to fund its operations by raising additional capital through collaboration, licensing or similar arrangements, private and public equity offerings or debt financing, or a combination thereof. Additional financing may not be available when the Company needs it or may not be available on terms that are favorable to the Company. Collaboration, licensing or similar arrangements may require the Company to relinquish valuable rights to its potential products or proprietary technologies. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, as is the case with the Company’s loan facility, results in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its research and development activities or operations and potentially delay product development of OCR-002.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty related to the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiary have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. For interim reporting, the financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recent Accounting Pronouncements

Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board (the “FASB”), or other standards-setting bodies, that the Company adopts by the effective date specified within the standard.

(i) New Accounting Updates Recently Adopted

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), Compensation - Stock Compensation. The ASU simplifies several aspects of the accounting for share-based payments, including the income tax consequences, changing the threshold to qualify for equity classification to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company adopted this ASU during the first quarter of 2017, and as a result of the adoption, the Company recognized additional deferred tax assets of $0.3 million. There was no change to beginning retained earnings for previously unrecognized tax benefits, as the increase to deferred tax assets was fully offset by an increase to the valuation allowance as the Company determined that it was not more likely than not that the Company will realize the benefit of these deferred tax assets. The Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provided additional implementation guidance on the previously issued ASU. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for the Company beginning in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In March and April 2016, the FASB issued ASU No. 2016-08 Revenue From Contracts With Customers: Principal vs. Agent Considerations and ASU No. 2016-10 Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing to provide supplemental adoption guidance and clarification to ASU No. 2014-09. In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provided additional implementation guidance on the previously issued ASU. The Company plans to adopt this guidance as of January 1, 2018, using the modified retrospective method and is in the process of evaluating its arrangements where it has licensed or sold intellectual property. The Company has not yet completed its full assessment, but currently does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.

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

Level 3: Unobservable inputs that are supported by little or no market activity, which require the reporting entity to develop its own assumptions.

No transfers between levels have occurred during the periods presented.

Assets measured at fair value on a recurring basis as of September 30, 2017 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$14,352	$14,352	$—	$—

The estimated fair value of the Company’s notes payable, considering level 2 inputs, approximates their carrying value based upon the borrowing terms and conditions available to the Company at September 30, 2017.

Assets measured at fair value on a recurring basis as of December 31, 2016 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$24,593	$24,593	$—	$—
Commercial paper	1,498	—	1,498	—
Corporate debt securities	2,251	—	2,251	—

Total assets	$28,342	$24,593	$3,749	$—

The estimated fair value of the Company’s notes payable, considering level 2 inputs, approximates their carrying value based upon the borrowing terms and conditions available to the Company at December 31, 2016.

4. Balance Sheet Components

Investments

The following table summarizes the Company’s cash equivalents as of September 30, 2017 (in thousands):

	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	n/a	$14,352	$—	$—	$14,352

The following table summarizes the Company’s cash equivalents and marketable securities as of December 31, 2016 (in thousands):

	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	n/a	$24,593	$—	$—	$24,593
Commercial paper	1 or less	1,498	—	—	1,498
Corporate debt securities	1 or less	2,251	—	—	2,251

Total cash equivalents and marketable securities		$28,342	$—	$—	$28,342

At each reporting date, the Company reviews its investments for impairment to determine if the unrealized losses are other-than-temporary. The Company had no other-than-temporary impairments on these securities as of September 30, 2017 and December 31, 2016. Realized gains or losses on available-for-sale securities were immaterial for the periods presented. The Company does not intend to and believes it is not more likely than not that it will be required to sell these securities before their maturities.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Research and development	$888	$1,519
Compensation and related expenses	876	1,124
Professional services	315	102
Principal payment due on notes payable	316	—
Interest expense on notes payable	271	69
Other	21	25

Total accrued liabilities	$2,687	$2,839

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

In connection with the Loan Agreement, the Company issued to the Lenders, warrants to purchase an aggregate of 97,680 shares of the Company’s common stock at an exercise price of $4.10 per share. The Company recorded $0.3 million for the warrants as debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. As of September 30, 2017, the warrants remained outstanding and exercisable. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method.

The Term Loan Facility is secured by substantially all of the Company’s assets and the assets of Ocera Subsidiary, Inc., except that the collateral does not include any intellectual property held by the Company or Ocera Subsidiary, Inc. However, pursuant to the terms of a negative pledge arrangement, the Company has agreed not to encumber any of the intellectual property of the Company or its subsidiaries. The Loan Agreement contains customary representations, warranties and covenants by the Company, which limit the Company’s ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses the Company currently engages in or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; enter into any material transactions with any affiliates, with certain exceptions; make payments on any subordinated debt; and permit certain of the Company’s subsidiaries to maintain, own or otherwise hold any material assets or conduct any business operations other than as disclosed to the Lenders. In addition, subject to certain exceptions, the Company and Ocera Subsidiary, Inc., are required to maintain with SVB their respective primary deposit accounts, securities accounts and commodity accounts.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, failure to fulfill certain of the Company’s obligations under the Loan Agreement, the occurrence of a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of the Lenders’ lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company’s financial condition. The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of September 30, 2017 and December 31, 2016. The principal and related interest payments due under the Loan Agreement have been classified as current liabilities at September 30, 2017 due to the considerations discussed in Note 1 and the assessment that a material adverse change under the Loan Agreement is not within the Company’s control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.

The Company recorded interest expense related to the Term Loan Facility of $0.2 million and $0.3 during the three months ended September 30, 2017 and 2016, respectively. Interest expense of $0.8 million were recorded during each of the nine months ended September 30, 2017 and 2016. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payment, is 11.72%.

Future principal payments under the Loan Agreement as of September 30, 2017 were as follows (in thousands):

Years ending December 31,
2017 (for the remaining three months) (1)	$639
2018	4,022
2019	2,871

Total principal payments	7,532
Unamortized discount on notes payable	(159)

Notes payable, balance	$7,373

(1)	Amount does not include the principal amount payable at September 30, 2017, which was included in accrued liabilities (Note 4).

Future interest payments under the Loan Agreement as of September 30, 2017 amounted to $0.9 million.

6. Stockholders’ Equity

On May 15, 2015, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $25.0 million from time to time through an “at the market” equity program under which Cowen acts as sales agent.

During the nine months ended September 30, 2017, the Company sold an aggregate of 2,889,015 shares of common stock under the Sales Agreement, at an average price of approximately $1.55 per share, for net proceeds of $4.3 million after deducting commissions and other transaction costs. As of September 30, 2017, $9.3 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

In September 2017, the Company issued a total of 4,083 shares of common stock pursuant to the cashless exercise of certain warrants at an exercise price of $0.67 per share. In March 2017, the Company issued 20,794 shares of common stock pursuant to the cashless exercise of certain warrants at an exercise price of $0.67 per share.

7. Stock-Based Compensation

On July 15, 2013, in connection with the Merger, the Company assumed the existing Tranzyme 2011 Stock Option and Incentive Plan, which has since been amended and restated and is now referred to as the Ocera Therapeutics, Inc. Fourth Amended and Restated 2011 Stock Option and Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock awards, performance cash awards and other stock awards to employees, officers, directors and consultants.

The Company recognized stock-based compensation expense within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$246	$139	$712	$516
General and administrative	601	864	2,180	2,652

Total stock-based compensation	$847	$1,003	$2,892	$3,168

As of September 30, 2017, there was unrecognized stock-based compensation expense of $3.9 million, which the Company expects to recognize over a weighted average period of 2.03 years.

Stock Options

Stock-based compensation expense for stock options is estimated at the grant date based on the fair-value using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of all stock options granted was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected dividend yield	—	—	—	—
Risk-free interest rates	—%	0.59% - 1.39%	—%	0.59% - 1.97%
Expected term in years	—	0.95 - 4.43	—	0.95 - 8.14
Expected volatility	—%	73% - 87%	—%	73% - 94%

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

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net loss	$(6,269)	$(7,125)	$(19,085)	$(21,742)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	26,511,064	22,096,610	25,663,158	21,532,953
Net loss per share of common stock, basic and diluted
Net loss per share	$(0.24)	$(0.32)	$(0.74)	$(1.01)

The following potentially dilutive common shares outstanding were excluded from the computation of diluted net loss per share for the periods presented as the effect of their inclusion would have been anti-dilutive:

	September 30, 2017
	2017	2016
Common stock warrants	863,686	1,003,984
Common stock options	3,644,856	3,587,622
Restricted stock units	1,140,000	—

Total potentially dilutive securities	5,648,542	4,591,606

9. Commitments and Contingencies

From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business. Any of these claims could subject the Company to costly legal expenses and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, its insurance carriers may deny coverage or its policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s condensed consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s condensed consolidated results of operations or financial position.

UCL Business PLC

In December 2008, the Company licensed rights to OCR-002 from UCL Business PLC, an entity affiliated with the University College London (“UCL”), for the exclusive worldwide rights to develop and commercialize OCR-002 and related technologies for any use. The agreement was amended in July 2011, February 2013, July 2015 and October 2017. Pursuant to the October 2017 amendment, the Company made a non-refundable payment of $0.5 million in October 2017, which shall be credited against the future milestone payments related to clinical and regulatory events for OCR-002. The Company may be required to make future milestone payments to UCL totaling up to $19.5 million upon the achievement of various milestones related to clinical and regulatory events for OCR-002. The Company may also be required to pay milestone payments totaling up to $35.0 million upon the achievement of various milestones related to future net sales of OCR-002. The Company is also obligated to pay tiered royalties in the low to mid-single digits on potential future net sales of the licensed product candidate.

Purchase Commitments

As of September 30, 2017, the Company had $0.2 million in clinical contractual commitments that have not been recognized as a liability on the condensed consolidated balance sheets and are non-cancelable.

Rent

The following is a schedule of non-cancelable future minimum payments for operating leases as of September 30, 2017 (in thousands):

Years ending December 31,
2017 (for the remaining three months)	$99
2018	109
2019 and beyond	8

Total future minimum payments for operating leases	$216

10. Subsequent events

Merger Agreement

On November 1, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MAK LLC, a Delaware limited liability company (“Parent”), MEH Acquisition Co., a Delaware Corporation and a direct wholly-owned subsidiary of Parent (“Purchaser”), and for limited purposes, Mallinckrodt plc, an Irish public limited company and the ultimate parent entity of Parent and Purchaser (“Mallinckrodt”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, Purchaser commenced a tender offer (the “Offer”) on November 9, 2017 to acquire all of the outstanding shares of the Company’s common stock (the “Shares”), at an offer price of (i) $1.52 per Share in cash (approximately $42 million in the aggregate) (the “Closing Amount”), plus (ii) one non-transferable contingent value right per Share (each, a “CVR”), which represents the contractual right under a Contingent Value Rights Agreement (the “CVR Agreement”) to be entered into among Parent, Continental Transfer & Trust Company, as rights agent (the “Rights Agent”), and for limited purposes, Mallinckrodt, at or prior to the time that Purchaser accepts for payment all Shares tendered (and not validly withdrawn) pursuant to the Offer (the “Offer Acceptance Time”) to receive one or more payments in cash potentially totaling up to $2.58 per CVR (approximately $75 million in the aggregate) (the “Contingent Consideration”), contingent upon the achievement of certain milestones (one CVR together with the Closing Amount, or any higher amount per Share paid pursuant to the Offer, the “Offer Price”), in each case without any interest thereon and subject to any required tax withholdings. As a result, the maximum amount payable pursuant to the Merger Agreement is $4.10 per Share.

The obligation of Purchaser to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) that there shall have been validly tendered and not validly withdrawn Shares that, considered together with all other Shares, if any, beneficially owned by Parent and affiliated entities, represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer (calculated on a fully-diluted basis in accordance with the Merger Agreement) (the “Minimum Condition”), and (ii) those other conditions set forth in Annex I to the Merger Agreement.

The Offer will initially expire at one minute after 11:59 p.m. Eastern Time on December 8, 2017. Purchaser may, in its discretion and without the consent of the Company, extend the Offer on one or more occasions in accordance with the terms set forth in the Merger Agreement and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Purchaser is not required to extend the Offer beyond the earlier to occur of the valid termination of the Merger Agreement and the Outside Date (as defined below) (the “Extension Deadline”). Purchaser may not terminate the Offer, or permit the Offer to expire, prior to the Extension Deadline without the prior written consent of the Company.

As soon as practicable following the Offer Acceptance Time and upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with Section 251(h) of the Delaware General Corporation Law, Purchaser will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”), without a meeting or vote of stockholders of the Company. At the effective time of the Merger (the “Effective Time”), the Shares not purchased pursuant to the Offer (other than Shares held by the Company, Parent, its affiliated entities or by stockholders of the Company who have perfected their statutory rights of appraisal under Delaware law) will each be converted into the right to receive the Offer Price.

In addition, at the Effective Time, each option to purchase Shares (a “Company Stock Option”) that is then outstanding and unexercised, whether or not vested and with respect to which the applicable exercise price per Share is less than the Closing Amount (each, an “In the Money Company Stock Option”), will be cancelled and converted into the right of the holder of such In the Money Company Stock Option to receive, for each Share underlying such In the Money Company Stock Option, (i) an amount in cash equal to the excess, if any, of the Closing Amount over the applicable exercise price for such Share, and (ii) one CVR.

At the Effective Time, each Company Stock Option other than an In the Money Company Stock Option that is outstanding and unexercised, whether or not vested (each, an “Out of the Money Company Stock Option”), will be cancelled and converted into the right to receive one or more cash payments, if any, from Parent with respect to each Share subject to the Out of the Money Company Stock Option upon each date that a payment would be required to a holder of a CVR under the terms of the CVR Agreement (each such date, a “Milestone Payment Date”), equal to (i) the amount by which the Per Share Value Paid (as defined in the Merger Agreement) exceeds the exercise price payable per Share subject to such Out of the Money Company Stock Option, less (ii) the amount of all payments previously paid with respect to such Out of the Money Company Stock Option. Notwithstanding the foregoing, any Out of the Money Options with an exercise price per Share equal to or greater than $4.10 will be cancelled at the Effective Time without any consideration payable therefor.

At the Effective Time, each restricted stock unit (“RSU”), whether vested or unvested, that is outstanding immediately prior to the Effective Time, shall become fully vested and shall be cancelled and converted at the Effective Time into the right of the holder of such RSU to receive, for each Share underlying such RSU, (i) an amount in cash, equal to the Closing Amount and (ii) one CVR.

In addition, at the Effective Time, each warrant to purchase Shares (a “Company Warrant”), that is outstanding and unexercised immediately prior to the Effective Time shall be cancelled and converted into the right of the holder of such Company Warrant to receive, for each Share underlying such Company Warrant, (i) an amount in cash equal to the excess, if any, of the Closing Amount over the applicable exercise price for such Share, and (ii) one (1) CVR. As of the Effective Time, any Company Warrant with respect to which the applicable exercise price per Share is greater than the Closing Amount shall be cancelled without any consideration payable therefor (the “Cancelled Warrants”).

The Merger Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature. Among other things, until the earlier of the termination of the Merger Agreement or the Effective Time, the Company has agreed to operate its business in the ordinary course consistent with past practice and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. The Merger Agreement also prohibits the Company’s ability to solicit, initiate, knowingly facilitate or knowingly encourage any proposals relating to alternative transactions and restricts the Company’s ability to furnish information to, or participate in any discussions or negotiations with, any third party with respect to any such transaction, subject to certain limited exceptions.

In the event the Offer Acceptance Time occurs on or before December 31, 2017 and the Company’s cash and cash equivalents are insufficient to pay and fully discharge the Indebtedness (as defined in the Merger Agreement) and Transaction Expenses (as defined in the Merger Agreement) on or prior to Closing (the “Closing Shortfall”) by more than $250,000, the aggregate amount payable pursuant to the first occurring Milestone Payment (as defined below) shall be reduced by the full amount of the Closing Shortfall. In the event the Offer Acceptance Time occurs after the December 31, 2017 and the Indebtedness and Transaction Expenses due and payable as if the Closing were to occur on December 31, 2017 exceed the Company’s aggregate balance of cash and cash equivalents as of December 31, 2017 by more than $250,000 (the “Measurement Date Shortfall”), the first occurring Milestone Payment shall be reduced by the full amount of the Measurement Date Shortfall.

The board of directors of the Company has unanimously adopted resolutions recommending that the Company’s stockholders accept the Offer and tender their Shares to Purchaser pursuant to the Offer.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with superior proposals, or if the transaction is not consummated by the Outside Date. Upon the termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Parent a termination fee of $1,680,000.

In addition, subject to the terms of the Merger Agreement, either the Company or Parent may terminate the Merger Agreement, at any time prior to the Offer Acceptance Time, if the Merger has not been consummated prior to 5:00 p.m., Eastern Time, on May 1, 2018 (the “Outside Date”).

During the three and nine months ended September 30, 2017, the Company incurred transaction expenses related to the merger of $0.4 million, which are included in general and administrative expenses. The Company will owe $0.8 million payable to our financial advisor subject to the consummation of the Merger.

Tender and Support Agreement

Concurrently with the execution and delivery of the Merger Agreement, each director and executive officer of the Company, and certain stockholders affiliated with such directors and executive officers (each a “Tendering Stockholder”), entered into a Tender and Support Agreement (the “Tender Agreement”) with Parent and Purchaser, pursuant to which each Tendering Stockholder agreed, among other things, to tender his, her or its Shares and Company Stock Options that are exercised prior to the Offer Acceptance Time, if any (collectively, the “Subject Shares”), pursuant to the Offer and, if necessary, vote his, her or its Subject Shares against any other acquisition proposal, including any superior proposal, and against any other proposed action, agreement or transaction involving the Company that is intended, or would reasonably be likely, to prevent, materially impede, materially delay or otherwise materially and adversely affect or prevent the consummation of the Offer, the Merger or any other transaction contemplated by the Merger Agreement.

Contingent Value Rights Agreement

At or prior to the Offer Acceptance Time, Parent and Mallinckrodt will enter into the CVR Agreement with the Rights Agent governing the terms of the Contingent Consideration. As provided in the Merger Agreement, each share of Company common stock outstanding (other than certain excluded shares) and each share underlying an In the Money Company Stock Option, Company Warrant (other than Cancelled Warrants) and RSU immediately prior to the Effective Time, or the Offer Acceptance Time in the case of a share of Company common stock validly tendered pursuant to the Offer, will be converted automatically into the right to receive, in addition to the Closing Amount, one CVR, which represents the right to receive the Contingent Consideration if the milestones set forth below are achieved on or before December 31, 2029. The amounts of each of the payments under the CVR will be determined by dividing the aggregate milestone payment amounts set forth below, if achieved (as may be reduced by any payments to certain holders of Out of the Money Company Options or in the event of a Closing Shortfall or Measurement Date Shortfall, if any, each such aggregate milestone payment as may be adjusted, a “Milestone Payment”), by the number of CVRs outstanding on the Record Date (as defined in the CVR Agreement).

•	IV Milestone. Parent will be obligated to pay an aggregate amount equal to $10,000,000 upon the enrollment of the first patient in a Phase 3 clinical trial of an intravenous formulation of the Product (as defined in the CVR Agreement) by Parent, any of its affiliates or their respective licensee or sublicensee with respect to rights to develop or commercialize the Product.

•	Oral Milestone. Parent will be obligated to pay an aggregate amount equal to $15,000,000 upon the enrollment of the first patient in a Phase 3 clinical trial of an oral formulation of the Product by Parent, any of its affiliates or their respective licensee or sublicensee with respect to rights to develop or commercialize the Product.

•	Product Sales Milestone. Parent will be obligated to pay an aggregate amount equal to $50,000,000 upon the first occurrence of the achievement of cumulative Product Sales (as defined in the CVR Agreement) in excess of $500,000,000, by Parent, its affiliates and any other Selling Entity (as defined in the CVR Agreement) and any successors, assigns and transferees.

The right to the Contingent Consideration as evidenced by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or other instrument and will not be registered or listed for trading. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Parent, Purchaser, the Company or any of their affiliates. There can be no assurance that any of the milestones set forth above will be achieved or that any holders of CVRs will receive payments with respect thereto.

Amendment to Bylaws

On November 1, 2017, the board of directors of the Company approved an amendment to the bylaws of the Company (as amended, the “Bylaws”) to explicitly provide that the Court of Chancery of the State of Delaware (or, in case such court does not have jurisdiction, the Federal District Court for the District of Delaware or other competent state court of the State of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the certificate of incorporation or Bylaws, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine. This amendment was effective upon adoption by the board of directors of the Company.

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

In December 2008, we licensed rights to OCR-002 from UCL Business PLC, an entity affiliated with University College London, or UCL, for the exclusive worldwide rights to develop and commercialize OCR-002 and related technologies for any use. The agreement was amended in July 2011, February 2013, July 2015 and October 2017. As consideration for the license, we paid an up-front fee of $1.0 million. In October 2017, we made a non-refundable payment of $0.5 million, which shall be credited against the future milestone payments related to clinical and regulatory events for OCR-002. We may be required to make future milestone payments to UCL totaling up to $19.5 million upon the achievement of various milestones related to clinical and regulatory events for OCR-002. We may also be required to pay milestone payments totaling up to $35.0 million upon the achievement of various milestones related to future net sales of OCR-002. We are also obligated to pay tiered royalties in the low to mid-single digits on future net sales of the licensed product candidate.

Recent Developments

Merger Agreement

On November 1, 2017, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with MAK LLC, a Delaware limited liability company, or Parent, MEH Acquisition Co., a Delaware Corporation and a direct wholly-owned subsidiary of Parent, or Purchaser, and for limited purposes, Mallinckrodt plc, an Irish public limited company and the ultimate parent entity of Parent and Purchaser, or Mallinckrodt.

Pursuant to the terms and subject to the conditions of the Merger Agreement, Purchaser commenced a tender offer, or the Offer, on November 9, 2017 to acquire all of the outstanding shares of our common stock, or the Shares, at an offer price of (i) $1.52 per Share in cash (approximately $42 million in the aggregate), or the Closing Amount, plus (ii) one non-transferable contingent value right per Share, each, a CVR, which represents the contractual right under a Contingent Value Rights Agreement, or the CVR Agreement, to be entered into among Parent, Continental Transfer & Trust Company, as rights agent, or the Rights Agent, and for limited purposes, Mallinckrodt, at or prior to the time that Purchaser accepts for payment all Shares tendered (and not validly withdrawn) pursuant to the Offer, or the Offer Acceptance Time, to receive one or more payments in cash potentially totaling up to $2.58 per CVR (approximately $75 million in the aggregate), or the Contingent Consideration, contingent upon the achievement of certain milestones (one CVR together with the Closing Amount, or any higher amount per Share paid pursuant to the Offer, the Offer Price, in each case without any interest thereon and subject to any required tax withholdings. As a result, the maximum amount payable pursuant to the Merger Agreement is $4.10 per Share.

The obligation of Purchaser to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) that there shall have been validly tendered and not validly withdrawn Shares that, considered together with all other Shares, if any, beneficially owned by Parent and affiliated entities, represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer (calculated on a fully-diluted basis in accordance with the Merger Agreement), or the Minimum Condition, and (ii) those other conditions set forth in Annex I to the Merger Agreement.

The Offer will initially expire at one minute after 11:59 p.m. Eastern Time on December 8, 2017. Purchaser may, in its discretion and without our consent, extend the Offer on one or more occasions in accordance with the terms set forth in the Merger Agreement and the applicable rules and regulations of the SEC. Purchaser is not required to extend the Offer beyond the earlier to occur of the valid termination of the Merger Agreement and the Outside Date (as defined below), or the Extension Deadline. Purchaser may not terminate the Offer, or permit the Offer to expire, prior to the Extension Deadline without our prior written consent.

As soon as practicable following the Offer Acceptance Time and upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with Section 251(h) of the Delaware General Corporation Law, Purchaser will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent, or the Merger, without a meeting or vote of our stockholders. At the effective time of the Merger, or the Effective Time, the Shares not purchased pursuant to the Offer (other than Shares held by the Company, Parent, its affiliated entities or by stockholders of the Company who have perfected their statutory rights of appraisal under Delaware law) will each be converted into the right to receive the Offer Price.

In addition, at the Effective Time, each option to purchase Shares, or Company Stock Option, that is then outstanding and unexercised, whether or not vested and with respect to which the applicable exercise price per Share is less than the Closing Amount, each, an In the Money Company Stock Option, will be cancelled and converted into the right of the holder of such In the Money Company Stock Option to receive, for each Share underlying such In the Money Company Stock Option, (i) an amount in cash equal to the excess, if any, of the Closing Amount over the applicable exercise price for such Share, and (ii) one CVR.

At the Effective Time, each Company Stock Option other than an In the Money Company Stock Option that is outstanding and unexercised, whether or not vested, each, an Out of the Money Company Stock Option, will be cancelled and converted into the right to receive one or more cash payments, if any, from Parent with respect to each Share subject to the Out of the Money Company Stock Option upon each date that a payment would be required to a holder of a CVR under the terms of the CVR Agreement, each such date, a Milestone Payment Date, equal to (i) the amount by which the Per Share Value Paid (as defined in the Merger Agreement) exceeds the exercise price payable per Share subject to such Out of the Money Company Stock Option, less (ii) the amount of all payments previously paid with respect to such Out of the Money Company Stock Option. Notwithstanding the foregoing, any Out of the Money Options with an exercise price per Share equal to or greater than $4.10 will be cancelled at the Effective Time without any consideration payable therefor.

At the Effective Time, each restricted stock unit, or RSU, whether vested or unvested, that is outstanding immediately prior to the Effective Time, shall become fully vested and shall be cancelled and converted at the Effective Time into the right of the holder of such RSU to receive, for each Share underlying such RSU, (i) an amount in cash, equal to the Closing Amount and (ii) one CVR.

In addition, at the Effective Time, each warrant to purchase Shares (a “Company Warrant”), that is outstanding and unexercised immediately prior to the Effective Time shall be cancelled and converted into the right of the holder of such Company Warrant to receive, for each Share underlying such Company Warrant, (i) an amount in cash equal to the excess, if any, of the Closing Amount over the applicable exercise price for such Share, and (ii) one (1) CVR. As of the Effective Time, any Company Warrant with respect to which the applicable exercise price per Share is greater than the Closing Amount shall be cancelled without any consideration payable therefor, or the Cancelled Warrants.

The Merger Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature. Among other things, until the earlier of the termination of the Merger Agreement or the Effective Time, we have agreed to operate its business in the ordinary course consistent with past practice and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. The Merger Agreement also prohibits our ability to solicit, initiate, knowingly facilitate or knowingly encourage any proposals relating to alternative transactions and restricts our ability to furnish information to, or participate in any discussions or negotiations with, any third party with respect to any such transaction, subject to certain limited exceptions.

In the event the Offer Acceptance Time occurs on or before December 31, 2017 and our cash and cash equivalents are insufficient to pay and fully discharge the Indebtedness (as defined in the Merger Agreement) and Transaction Expenses (as defined in the Merger Agreement) on or prior to Closing, or the Closing Shortfall, by more than $250,000, the aggregate amount payable pursuant to the first occurring Milestone Payment (as defined below) shall be reduced by the full amount of the Closing Shortfall. In the event the Offer Acceptance Time occurs after the December 31, 2017 and the Indebtedness and Transaction Expenses due and payable as if the Closing were to occur on December 31, 2017 exceed our aggregate balance of cash and cash equivalents as of December 31, 2017 by more than $250,000, or the Measurement Date Shortfall, the first occurring Milestone Payment shall be reduced by the full amount of the Measurement Date Shortfall.

Our board of directors has unanimously adopted resolutions recommending that our stockholders accept the Offer and tender their Shares to Purchaser pursuant to the Offer.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with superior proposals, or if the transaction is not consummated by the Outside Date. Upon the termination of the Merger Agreement, under specified circumstances, we will be required to pay Parent a termination fee of $1,680,000.

In addition, subject to the terms of the Merger Agreement, either us or Parent may terminate the Merger Agreement, at any time prior to the Offer Acceptance Time, if the Merger has not been consummated prior to 5:00 p.m., Eastern Time, on May 1, 2018, or the Outside Date.

Completion of the Offer and the Merger is anticipated to occur in the fourth quarter of 2017, although there can be no assurance the Offer will be completed and the Merger will occur within the expected time frame or at all.

Tender and Support Agreement

Concurrently with the execution and delivery of the Merger Agreement, each of our director s and executive officers, and certain stockholders affiliated with such directors and executive officers, each a Tendering Stockholder, entered into a Tender and Support Agreement, or the Tender Agreement, with Parent and Purchaser, pursuant to which each Tendering Stockholder agreed, among other things, to tender his, her or its Shares and Company Stock Options that are exercised prior to the Offer Acceptance Time, if any, collectively, the Subject Shares, pursuant to the Offer and, if necessary, vote his, her or its Subject Shares against any other acquisition proposal, including any superior proposal, and against any other proposed action, agreement or transaction involving the Company that is intended, or would reasonably be likely, to prevent, materially impede, materially delay or otherwise materially and adversely affect or prevent the consummation of the Offer, the Merger or any other transaction contemplated by the Merger Agreement. As of October 31, 2017, approximately 12.7% of the outstanding Shares are subject to the Tender Agreement.

Contingent Value Rights Agreement

At or prior to the Offer Acceptance Time, Parent and Mallinckrodt will enter into the CVR Agreement with the Rights Agent governing the terms of the Contingent Consideration. As provided in the Merger Agreement, each share of Company common stock outstanding (other than certain excluded shares) and each share underlying an In the Money Company Stock Option, Company Warrant (other than Cancelled Warrants) and RSU immediately prior to the Effective Time, or the Offer Acceptance Time in the case of a share of Company common stock validly tendered pursuant to the Offer, will be converted automatically into the right to receive, in addition to the Closing Amount, one CVR, which represents the right to receive the Contingent Consideration if the milestones set forth below are achieved on or before December 31, 2029. The amounts of each of the payments under the CVR will be determined by dividing the aggregate milestone payment amounts set forth below, if achieved (as may be reduced by any payments to certain holders of Out of the Money Company Options or in the event of a Closing Shortfall or Measurement Date Shortfall, if any, each such aggregate milestone payment as may be adjusted, a “Milestone Payment”), by the number of CVRs outstanding on the Record Date (as defined in the CVR Agreement).

•	IV Milestone. Parent will be obligated to pay an aggregate amount equal to $10,000,000 upon the enrollment of the first patient in a Phase 3 clinical trial of an intravenous formulation of the Product (as defined in the CVR Agreement) by Parent, any of its affiliates or their respective licensee or sublicensee with respect to rights to develop or commercialize the Product.

•	Oral Milestone. Parent will be obligated to pay an aggregate amount equal to $15,000,000 upon the enrollment of the first patient in a Phase 3 clinical trial of an oral formulation of the Product by Parent, any of its affiliates or their respective licensee or sublicensee with respect to rights to develop or commercialize the Product.

•	Product Sales Milestone. Parent will be obligated to pay an aggregate amount equal to $50,000,000 upon the first occurrence of the achievement of cumulative Product Sales (as defined in the CVR Agreement) in excess of $500,000,000, by Parent, its affiliates and any other Selling Entity (as defined in the CVR Agreement) and any successors, assigns and transferees.

The right to the Contingent Consideration as evidenced by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or other instrument and will not be registered or listed for trading. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Parent, Purchaser, the Company or any of their affiliates. There can be no assurance that any of the milestones set forth above will be achieved or that any holders of CVRs will receive payments with respect thereto.

Amendment to Bylaws

On November 1, 2017, our board of directors approved an amendment to our bylaws, as amended, the Bylaws, to explicitly provide that the Court of Chancery of the State of Delaware (or, in case such court does not have jurisdiction, the Federal District Court for the District of Delaware or other competent state court of the State of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to the Company or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the certificate of incorporation or Bylaws, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine. This amendment was effective upon adoption by our board of directors.

Cash Update

During the three and nine months ended September 30, 2017, we incurred transaction expenses related to the Merger of $0.4 million, which are included in general and administrative expenses. We expect to incur additional expenses associated with the Merger, including a one-time fairness opinion fee of $0.5 million and an additional $0.8 million payable to our financial advisor subject to the consummation of the Merger.

As of October 31, 2017, our cash equivalents were $12.8 million and the remaining principal balance due on the notes payable was $7.5 million.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to each of our critical accounting areas. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within our Annual Report on Form 10-K for the year ended December 31, 2016. For the nine months ended September 30, 2017, there have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.

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

Results of Operations

The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Royalty revenue	$—	$38	$(38)	(100.0)%	$—	$97	$(97)	(100.0)%
Operating expenses:
Research and development	3,776	4,283	(507)	(12)%	11,089	12,939	(1,850)	(14)%
General and administrative	2,301	2,618	(317)	(12)%	7,325	8,142	(817)	(10)%

Total operating expenses	6,077	6,901	(824)	(12)%	18,414	21,081	(2,667)	(13)%
Other expense, net	(192)	(262)	70	(27)%	(671)	(758)	87	(11)%

Net loss	$(6,269)	$(7,125)	$856	(12)%	$(19,085)	$(21,742)	$2,657	(12)%

Revenues

No revenues were recorded during the three and nine months ended September 30, 2017. Royalty revenue for the three and nine months ended September 30, 2016 was $38,000 and $97,000, respectively. This revenue was attributable to a license agreement that we acquired from Tranzyme in connection with the Merger.

Operating Expenses

Research and Development Expenses

Research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, lab supplies, materials and facility costs, as well as fees paid to other non-employees and entities that conduct certain research and development activities on our behalf.

Research and development expenses decreased by $0.5 million and $1.9 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decreases were primarily driven by decreased expenses incurred with contract research organizations related to the development of the IV formulation of OCR-002 as a result of the completion of our STOP-HE study. The decrease was partially offset by costs incurred for the Phase 2a clinical trial of an oral formulation of OCR-002, which we initiated during the second quarter of 2017.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decrease was driven primarily by decreased personnel-related expenses and professional services fees partially offset by an increase in legal expenses.

Other Expense, Net

Other expense, net, decreased by $0.1 million for the three and nine months ended September 30, 2017, compared to the same periods in 2016. Other expense, net, represents interest expense related to the Loan Agreement offset by interest income earned on our investment portfolio.

Liquidity and Capital Resources

Cash Flows

The following table summarizes cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(16,159)	$(16,855)
Investing activities	3,751	4,127
Financing activities	2,149	6,022

Net decrease in cash and cash equivalents	$(10,259)	$(6,706)

Cash used in operating activities for the nine months ended September 30, 2017 was attributable to our net loss from operations of $19.1 million adjusted for a net decrease in operating assets and liabilities of $0.1 million and non-cash charges of $3.1 million which consisted primarily of stock-based compensation expense.

Cash used in operating activities for the nine months ended September 30, 2016 was attributable to our net loss from operations of $21.7 million adjusted for increases in operating assets and liabilities of $1.5 million and non-cash charges of $3.4 million which consisted primarily of stock-based compensation expense.

Cash provided by investing activities for the nine months ended September 30, 2017 consisted of proceeds of $4.1 million from maturities of marketable securities which were offset by purchases of marketable securities of $0.4 million.

Cash provided in investing activities for the nine months ended September 30, 2016 consisted of proceeds of $11.1 million from maturities of marketable securities which were offset by purchases of marketable securities of $7.0 million.

Cash provided by financing activities during the nine months ended September 30, 2017 and 2016 related to proceeds from the issuance of common stock pursuant to the “at the market” equity program of $4.3 million and $6.0 million, respectively. Cash proceeds provided by financing activities were partially offset by a repayment on notes payable of $2.2 million during the nine months ended September 30, 2017.

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

As noted above, on November 2, 2017, we announced that it had entered into a definitive agreement to be acquired by an affiliate of Mallinckrodt. Should the proposed acquisition not be completed, we expect to fund our operations with our current cash and cash equivalents and proceeds from potential additional financing transactions and possible strategic opportunities. We believe that our current cash and cash equivalents may not be sufficient to fund our operations beyond the second quarter of 2018.

On May 15, 2015, we filed a shelf registration statement on Form S-3 under which we may offer shares of our common stock and preferred stock, various series of warrants to purchase common stock or preferred stock and debt securities, either individually or in units, in one or more offerings, up to a total dollar amount of $150.0 million. On May 15, 2015, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock for which we included a prospectus to our shelf registration statement on Form S-3, having aggregate sales proceeds of up to $25.0 million, from time to time, through an “at the market” equity program under which Cowen acts as sales agent. During the nine months ended September 30, 2017, we sold an aggregate of 2,889,015 shares of common stock under the Sales Agreement, at an average price of approximately $1.55 per share, for net proceeds of $4.3 million after deducting commissions and other transactions costs. As of September 30, 2017, $9.3 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

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

For quantitative and qualitative disclosures about market risk affecting our Company, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our exposure to foreign currency risk and market risk has not materially changed from that disclosed in our Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. During the quarterly period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except for those set forth below.

Risks Related to our Business and Industry

The Tender Offer and the Merger, the pendency of the Tender Offer and the Merger or our failure to complete the Tender Offer and the Merger could have a material adverse effect on our business, operating results, financial condition and stock price.

Completion of the Tender Offer and the Merger is subject to customary closing conditions, including a majority of the outstanding shares having been tendered in the Tender Offer (as calculated on a fully diluted basis in accordance with the Merger Agreement). There is no assurance that all of the various conditions will be satisfied, or that the Tender Offer and Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Tender Offer and the Merger, including the risks detailed below.

Risks related to the pendency of the Tender Offer and the Merger

During the period prior to the closing of the Tender Offer and the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Tender Offer and the Merger on our business relationships, operations, results and business generally, including:

•	the possibility of disruption to our business and operations, including diversion of management time and resources, increased transaction costs, and the potentially negative impact on our relationships with our suppliers;

•	the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline or they leave the business, due to uncertainty regarding the Tender Offer and the Merger;

•	the inability to pursue alternative business opportunities, including additional financing, or make changes to our business pending the completion of the Tender Offer and the Merger, and other restrictions on our ability to conduct our business;

•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisition proposals during the pendency of the Tender Offer and the Merger;

•	the amount of the costs, fees, expenses and charges related to the Merger Agreement, the Tender Offer or the Merger; and

•	other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Tender Offer or the Merger.

Risks that the Tender Offer or the Merger may be delayed or may not be completed

The Tender Offer or the Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•	the failure of a sufficient number of the outstanding shares having been tendered in the Tender Offer to meet the Minimum Condition;

•	potential future shareholder litigation and other legal and regulatory proceedings, which could delay or prevent the consummation of the Merger; and

•	the failure to satisfy the other conditions to the completion of the Tender Offer and the Merger, including the possibility that a material adverse effect on our business could occur.

Risks to our business if the Tender Offer and the Merger does not close

If the Tender Offer and the Merger does not close, our business and shareholders would be exposed to additional risks, including:

•	we will likely find it difficult, if not impossible, to raise the necessary capital to satisfy our indebtedness, pay our expenses and fund our operations, which would not enable us to continue as a going concern;

•	to the extent that the current market price of our stock reflects an assumption that the Tender Offer and the Merger will be completed, the price of our common stock could decrease if the Tender Offer and the Merger is not completed;

•	investor confidence could decline, shareholder litigation could be brought against us, relationships with existing suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Tender Offer and Merger; and

•	the requirement that we pay a termination fee of $1,680,000 to Mallinckrodt if we terminate the Merger Agreement under certain circumstances.

Risks related to the successful completion of the Tender Offer and the Merger

Even if successfully completed, there are certain risks to our shareholders from the Tender Offer and the Merger, including:

•	the first occurring milestone payment pursuant to the CVR Agreement could be reduced by the full amount of the Closing Shortfall or Measurement Date Shortfall;

•	there can be no assurance that our shareholders will receive any contingent payments pursuant to the Merger Agreement or CVR Agreement;

•	the fact that, if the Tender Offer and the Merger are completed, shareholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

Litigation in connection with the Merger Agreement may be costly, prevent consummation of the Tender Offer and the Merger, divert management’s attention and otherwise materially harm our business.

Regardless of the outcome of any future litigation related to the Merger Agreement and the transactions it contemplates, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger Agreement and the transactions it contemplates may materially adversely affect our business, financial condition and operating results. Furthermore, if the Tender Offer and the Merger are not consummated as a result of litigation, the trading price of our common stock will likely drop because the current market price of our common stock reflects, at least in part, an assumption that the Tender Offer and the Merger will be completed at the announced offer price of $1.52 per share plus one non-transferable contingent value right up to $2.58 per CVR. If the Tender Offer and the Merger are not consummated, for any reason, litigation could be filed in connection with the failure to consummate the Tender Offer and the Merger. Any litigation related to the Tender Offer and the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, or otherwise materially harm our operations and financial performance.

The Merger Agreement imposes restrictions on the operation of our business prior to closing, which could adversely affect our business.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, raise equity capital, incur indebtedness or incur capital expenditures, until the Merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Definitions Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCERA THERAPEUTICS, INC.

(Registrant)

Date: November 14, 2017	By:	/s/ Linda S. Grais, M.D.
Linda S. Grais, M.D.
President and Chief Executive Officer

Date: November 14, 2017	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer and Treasurer